Form 10-Q
period 2005-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2005-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Mewbourne Energy Partners 05-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheet September 30, 2005 (Unaudited)	3

	Statements of Operations (Unaudited) - For the three months ended September 30, 2005 and the period from February 14, 2005 (date of inception) through September 30, 2005	4

	Statement of Cash Flows (Unaudited) - For the period from February 14, 2005 (date of inception) through September 30, 2005	5

	Statement of Changes In Partners’ Capital (Unaudited) - For the period from February 14, 2005 (date of inception) through September 30, 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Disclosure Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEET

September 30, 2005

September 30, 2005
(Unaudited)
ASSETS
Cash and cash equivalents	$27,520,864
Accounts receivable, affiliate	25,809
Accounts receivable, other	73,722

Total current assets	27,620,395

Oil and gas properties at cost, full cost method	3,092,973
Less accumulated depreciation, depletion and amortization	(8,855)

3,084,118

Total assets	$30,704,513

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$3,085,610
Accounts payable, other	2,279

Total accounts payable	3,087,889

Asset retirement obligation plugging liability	9,911

Partners’ capital
General partners	24,693,285
Limited partners	2,913,428

Total partners’ capital	27,606,713

Total liabilities and partners’ capital	$30,704,513

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005, and the period from

February 14, 2005 (date of inception) through September 30, 2005

(Unaudited)

	Three Months Ended September 30, 2005	Period Ended September 30, 2005
Revenues and other income:
Oil and gas sales	$25,810	$25,810
Interest income	144,964	144,964

Total revenues and other income	170,774	170,774

Expenses:
Lease operating expense	537	537
Production taxes	1,910	1,910
Administrative and general expense	2,657	2,657
Depreciation, depletion, and amortization	8,855	8,855
Asset retirement obligation accretion	102	102

Net income	$156,713	$156,713

Allocation of net income:
General partners	$140,175	$140,175

Limited partners	$16,538	$16,538

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$5.22	$5.22

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CASH FLOWS

For the period from February 14, 2005 (date of inception)

through September 30, 2005

(Unaudited)

2005
Cash flows from operating activities:
Net income	$156,713
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,855
Asset retirement obligation accretion	102
Changes in operating assets and liabilities:
Accounts receivable	(99,531)
Accounts payable	828,118

Net cash provided by operating activities	894,257

Cash flows from investing activities:
Purchase and development of oil and gas properties	(823,393)

Net cash used in investing activities	(823,393)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and due diligence fees of $2,550,000	27,450,000

Net provided by financing activities	27,450,000

Net increase in cash and cash equivalents	27,520,864
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$27,520,864

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the period from February 14, 2005 (date of inception)

through September 30, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Partners’ capital at February 14, 2005 (date of inception)	$—	$—	$—
Capital contributions, net of sales commissions and due diligence fees of $2,520,398 and $29,602, respectively	24,553,110	2,896,890	27,450,000
Net income	140,175	16,538	156,713

Balance at September 30, 2005	$24,693,285	$2,913,428	$27,606,713

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,834,000 were sold to 997 subscribers as general partner interests and $3,166,000 were sold to 131 subscribers as limited partner interests. In accordance with the partnership agreement sales commissions and due diligence fees of $2,550,000 have been netted against investor contributions.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2005, approximately $1.7 million of capitalized costs were excluded from amortization, but such wells are expected to be completed in the fourth quarter and included in the amortization base by December 31, 2005. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution.

Asset Retirement Obligations

In accordance with Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period ended September 30, 2005, is as follows:

Balance, beginning of period	$—
Liabilities incurred	9,809
Accretion expense	102

Balance, end of period	$9,911

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2004, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.	Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.

(2)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 05-A, L.P. (the “Partnership”) was formed February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 and concluded July 29, 2005, with total investor contributions of $30,000,000.

The Partnership will acquire interests in oil and gas prospects for the purpose of development drilling. At September 30, 2005, 5 wells have been drilled and were productive. An additional 8 wells have been drilled but not completed. An additional 72 wells are expected to be drilled by the partnership, of which 25 wells are expected to be drilled by December 2005.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities and initial contributions. No bank borrowing is anticipated. The Partnership had net working capital of $24,532,506 at September 30, 2005.

No cash distributions were made to investor partners as of September 30, 2005. The Partnership expects that cash distributions will occur as wells are drilled and oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income during the three months ended September 30, 2005 totaled $170,774, and consisted of gas sales of $25,810 and interest income of $144,964. There were no oil sales for the period ended September 30, 2005. Production volumes during the three months ended September 30, 2005 were approximately 2,798 mcf of gas at corresponding average realized prices of $9.22 per mcf of gas. Expenses totaling $14,061, consisting primarily of lease operating expenses in the amount of $537, production taxes in the amount of $1,910, and depreciation, depletion, and amortization in the amount of $8,855 resulted in net income for the period of $156,713. The Partnership’s oil and gas production should increase during the remainder of 2005 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2005 as available cash is utilized for drilling and equipping of wells.

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

Date: November 14, 2005

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