Form 10-K
period 2005-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2006-03-31
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-113340

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Delaware	20-2306210
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:

(903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Limited and general partnership interest $1,000 per interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $30,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K; Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-113340.

PART I

ITEM 1.	Business

Mewbourne Energy Partners 05-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 14, 2005 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 04-05 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $30,000,000 (30,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on June 1, 2005. On July 29, 2005, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2006, MOC employed 157 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2.     Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2005, 22 wells had been drilled and were productive and 1 well had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the period from February 14, 2005 (date of inception) through December 31, 2005:

	Gross		Net
	Dry	Productive	Dry	Productive
Development Wells	1	22.176		4.329

ITEM 3.	Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2005 covered by this report.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2006, the Registrant had 30,000 outstanding limited and general partnerships interests held of record by 1,128 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. No distributions have been made to limited and general partners for the period from February 14, 2005 (date of inception) through December 31, 2005.

ITEM 6.    Selected Financial Data

The following table sets forth selected financial data for the period from February 14, 2005 (date of inception) through December 31, 2005:

Operating results	2005
Oil and gas sales	$752,052
Net income	$800,930
Basic and diluted net income per limited and general partner interests (30,000 outstanding)	$26.70

At year-end:
Total Assets	$28,924,213

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was organized as a Delaware limited partnership on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded July 29, 2005, with total investor partner contributions of $30,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues and other income for the period from February 14, 2005 (date of inception) through December 31, 2005 totaled $1,121,445, and consisted of oil and gas sales in the amount of $752,052, and interest income in the amount of $369,393. Gas production volumes during the period ended December 31, 2005 amounted to approximately 80,706 Mcf of gas at a corresponding average realized price of $9.25 per Mcf of gas. Oil production volumes during the period ended December 31, 2005 amounted to approximately 97 Bbls of oil at a corresponding average realized price of $55.33 per Bbl of oil. Expenses totaling $320,515, consisted primarily of depreciation, depletion and amortization in the amount of $235,148. Lease operating expenses totaled $18,726. Production taxes were $58,674. Administrative and general expenses were $7,637. Asset retirement obligation accretion expenses were $330. At December 31, 2005, 22 wells had been drilled and were productive and 1 well had been drilled and was abandoned. The Registrant’s oil and gas revenues should increase during 2006 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2006 as the remaining wells are drilled and the available cash is utilized for equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2006 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Cash and cash equivalents were $12,773,922 at December 31, 2005. Approximately $15,039,711 of the net initial partners’ capital of $27,450,000 was used for drilling and completion and prepaid well costs. Capital requirements in the future are expected to be paid with remaining cash on hand. Management believes that funds are sufficient to complete the wells for which funds have been committed. Management expects these wells to be drilled in 2006. Under certain circumstances, as provided in the Registrant’s Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

Critical Accounting Policies

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

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period from February 14, 2005 (date of inception) through December 31, 2005, is as follows:

2005
Balance, beginning of period	$0
Liabilities incurred	26,043
Accretion expense	330

Balance, end of period	$26,373

Organization and Related Party Transactions

The Partnership was organized on February 14, 2005. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $219,467 for the period from February 14, 2005 (date of inception) through December 31, 2005. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees were not allocated to the Partnership for the period from February 14, 2005 (date of inception) through December 31, 2005.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.
(2)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8.    Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MD’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MD carried out its evaluation.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Name	Age as of December 31, 2005	Position
Curtis W. Mewbourne	70	President and Director
J. Roe Buckley	43	Vice President and Chief Financial Officer
Alan Clark	53	Treasurer
Michael F. Shepard	59	Secretary and General Counsel
Dorothy M. Cuenod	45	Assistant Secretary and Director
Ruth M. Buckley	44	Assistant Secretary and Director
Julie M. Greene	42	Assistant Secretary and Director

Curtis W. Mewbourne, age 70, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 41 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 43, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 53, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 59, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 45, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 44, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 42, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

ITEM 11. Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

(b)	Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the period from February 14, 2005 (date of inception) through December 31, 2005:

2005
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$220,249

The Registrant participates in oil and gas activities through a drilling program created by the Program. Pursuant to the Program, MD pays approximately 20% of the Program’s capital expenditures and approximately 30% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 30% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

For the Year Ended December 31, 2005
Audit	$12,500
Tax Fees	$5,200

$17,700

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements
The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheet as of December 31, 2005

Statement of operations for the period from February 14, 2005 (date of inception) through December 31, 2005

Statement of changes in partners’ capital for the period from February 14, 2005 (date of inception) through December 31, 2005

Statement of cash flows for the period from February 14, 2005 (date of inception) through December 31, 2005

Notes to financial statements

	2.	Financial statement schedules
None.
All required information is in the financial statements or the notes thereto, or is not applicable or required.

	3.	Exhibits
The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne
Curtis W. Mewbourne
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	President/Director	March 30, 2006
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 30, 2006
J. Roe Buckley	Chief Financial Officer

/s/ Alan Clark	Treasurer	March 30, 2006
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 30, 2006
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2006
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2006
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the period from February 14, 2005

(date of inception) through December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 05-A, L.P. at December 31, 2005 and the results of its operations and its cash flows for the period from February 14, 2005 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2006

Mewbourne Energy Partners 05-A, L.P.

BALANCE SHEET

December 31, 2005

2005
ASSETS
Cash and cash equivalents	$12,773,922
Accounts receivable, affiliate	658,685
Accounts receivable, other	71,534

Total current assets	13,504,141

Prepaid well costs	6,916,712
Oil and gas properties at cost, full cost method	8,738,508
Less accumulated depreciation, depletion, amortization and impairment	(235,148)

8,503,360

Total assets	$28,924,213

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$646,910

Asset retirement obligation plugging liability	26,373

Partners’ capital
General partners	25,278,932
Limited partners	2,971,998

Total partners’ capital	28,250,930

Total liabilities and partners’ capital	$28,924,213

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF OPERATIONS

For the period from February 14, 2005

(date of inception) through December 31, 2005

2005
Revenues and other income:
Oil and gas sales	$752,052
Interest income	369,393

1,121,445

Expenses:
Lease operating expense	18,726
Production taxes	58,674
Administrative and general expense	7,637
Depreciation, depletion, and amortization	235,148
Asset retirement obligation accretion	330

320,515

Net income	$800,930

Allocation of net income:
General partners	$716,672

Limited partners	$84,258

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$26.70

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the period from February 14, 2005

(date of inception) through December 31, 2005

	General Partners	Limited Partners	Total
Balance at February 14, 2005	$0	$0	$0
Capital contributions, net of sales commissions and due diligence fees of $2,281,740 and $268,260, respectively	24,562,260	2,887,740	27,450,000
Net income	716,672	84,258	800,930

Balance at December 31, 2005	$25,278,932	$2,971,998	$28,250,930

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CASH FLOWS

For the period from February 14, 2005

(date of inception) through December 31, 2005

2005
Cash flows from operating activities:
Net income	$800,930
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	235,148
Asset retirement obligation accretion	330
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(658,685)
Accounts receivable, other	(71,534)
Accounts payable, affiliate	57,444

Net cash provided by operating activities	363,633

Cash flows from investing activities:
Purchase and development of oil and gas properties	(8,122,999)
Prepaid well costs	(6,916,712)

Net cash used in investing activities	(15,039,711)

Cash flows from financing activities:
Capital contributions from partners	27,450,000

Net cash provided by financing activities	27,450,000

Net increase in cash and cash equivalents	12,773,992
Cash and cash equivalents, end of period	$12,773,992

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to asset retirement obligation liabilities assumed	$26,043

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2005, approximately $1.61 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the year ended December 31, 2005. Prepaid well costs represent payments to Mewbourne Oil Company, a related party, for the acquisition, exploration and development of oil and gas properties for which the Partnership is contractually obligated but activities have not yet commenced.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period from February 14, 2005 (date of inception) through December 31, 2005, is as follows:

2005
Balance, beginning of period	$0
Liabilities incurred	26,043
Accretion expense	330
Balance, end of period	$26,373

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2005, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.	Organization and Related Party Transactions:

The Partnership was organized on February 14, 2005. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $219,467 for the period from February 14, 2005 (date of inception) through December 31, 2005. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees were not allocated to the Partnership for the period from February 14, 2005 (date of inception) through December 31, 2005.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1) The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.

(2) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income per Statement of Operations with Net loss per Federal Income Tax Return:

The following is a reconciliation of net income per statement of operations with net loss per federal income tax return for the period from February 14, 2005 (date of inception) through December 31, 2005:

2005
Net income per statement of operations	$800,930
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(13,061,305)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(182,421)
Depreciation, depletion and amortization for financial reporting purposes under amounts for tax reporting purposes	152,373
ARO accretion expense for financial reporting purposes	330

Net loss per federal income tax return before tentative tax depletion	$(12,290,093)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $13,706,862 at December 31, 2005.

4.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the period from February 14, 2005 (date of inception) through December 31, 2005:

2005
Costs incurred for the year:
Development	$8,712,465

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the period from February 14, 2005 (date of inception) through December 31, 2005, are as follows:

2005
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$7,101,135
Incomplete construction – Unproved properties	1,611,330
Asset retirement obligation	26,043

Total capitalized cost	8,738,508
Accumulated depreciation, depletion, amortization and impairment	(235,148)

Net capitalized costs	$8,503,360

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $2.89 for the period from February 14, 2005 (date of inception) through December 31, 2005.

Estimated Net Quantities of Proved Oil and Gas Reserves:

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2005. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate ( bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance at February 14, 2005 (date of inception)	0	0
Discoveries	20	2,358
Production	(1)	(81)

Balance at December 31, 2005 (1)	19	2,277

(1)	All of these reserves are categorized as proved developed as of December 31, 2005.

Standardized Measure of Discounted Future Net Cash Flows:

For the period from February 14, 2005 (date of inception) through December 31, 2005

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions, revenues, or fair value.

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies – Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $58.61 per barrel of oil and $7.53 for MCF of gas as of December 31, 2005.

2005
Future cash inflows	$17,910,977
Future production cost	(4,258,501)
Future development cost	(113,991)

Future net cash flows	13,538,485
Discount at 10 percent	(6,503,872)

Standardized measure	$7,034,613

Summary of changes in the Standardized Measure

2005
Balance at February 14, 2005 (date of inception)	$0
Increase (decrease) in discounted future net cash flows:
Sale of oil and gas production, net of related cost	(674,652)
Discoveries less related cost	7,709,265

Balance, end of period	$7,034,613

EXHIBIT A

MEWBOURNE ENERGY PARTNERS 05-A, LP

LIST OF GENERAL PARTNERS

NAME	NAME
GARY L & CHRISTINE ABERNATHY	CAROLE ASHER

LAWRENCE E & KATHLEEN ACKERMANN	CAROLYN S BAIR AUSTIN

JOSEPH D JR & RETA C ADAMS	JAMES P AVERY TRUST 7-3-02
JAMES P AVERY TRUSTEE
LEONARD F AGNETA
DONALD & MARION BAER LIV TRUST
AGNEW FAM TRUST 3-24-04
GLENN & PAMALA AGNEW TRUSTEES	JAMES BAILEY & MICHELLE DELAUER

THOMAS & CHARLENE AHERN	PATRICIA P BAILEY

KATHLEEN Y AHUNA TRUST 2-7-90	NICHOLAS D BAIN
KATHLEEN Y ANUNA TRUSTEE
ROBERT P BAINE JR
PETER S & ANNETTE M F AHUNA
DELLAMAE BAKER TRUST 8-10-94
SUSAN AINSLIE	DELLAMAE BAKER TRUSTEE

JOHN W ALDEN	FRANK R BAKER
MARY LOU ALFINI TRUST 3-19-99
ROGER M & COLLEEN J BALLINGER
MARY LOU ALFINI TRUSTEE
DEV & RENATE BANERJEE
ROBERT W ALFINI TRUST 3-19-99
ROBERT W ALFINI TRUSTEE	GREG O BANKS

WANDA L ANDERECK REV LIV TRUST	SANDI H BANKS
WANDA L ANDERECK TRUSTEE
CHARLES BARBAGLIA TRUST 8-22-96
CAMERON S ANDERSON	CHARLES BARBAGLIA TRUSTEE

GORDON E & SHIRLEY A ANDERSON	PATRICIA JEANE DONAHOE-BARGER

RICHARD ANDERSON MD & KATHLEEN ISDITH DDS	BRADLEY WAYNE BARTEL & SUSAN M YUSKOVIC BARTEL

ANDERSON LIV TRUST	DAVID G BASSITT REV TRUST 9-26-03
TERRY & BONNIE ANDERSON TRUSTEES	DAVID G BASSITT TRUSTEE

CECELIA ANDRES	RONALD A & TWILA I BAZE

MELISSA S ANDREWS	DONALD J & MARY K BEARY JOINT LIV TRUST 10-5-04
DONALD J & MARY K BEARY TRUSTEES
RICHARD S & WANDA J ANTHONY
DOROTHY N BECKER TRUST 12-17-01
MARK A ANTONSON	DOROTHY N BECKER TRUSTEE

JOANNE ARCHERD	BECKMANN REV LIV TRUST 5-10-05
RONALD & JANICE BECKMANN TRUSTEES
WILLIAM D ARMSTRONG
TED R & ELLA M BEELER TRUST 9-23-04
RICHARD SHINICHI ASAHI TRUST 9-18-96	TED R & ELLA M BEELER TRUSTEES
RICHARD SHINICHI ASAHI TRUSTEE
ELDA E & BEVERLY J BEETHE	GERARD BLAIN REV TRUST
GERARD BLAIN TRUSTEE
ANTHONY J BELLERDINE TRUST 5-19-04
ANTHONY J BELLERDINE TRUSTEE	DAVID J BLANK

NEWMAN L & EVELYN BENCH TRUST 4-5-96	BLUE PACIFIC INTL INVESTMENTS LLC
NEWMAN L & EVELYN M BENCH TRUSTEE	COLIN & RENEE WHITE PARTNERS

MIROSLAV & HELENA BENDA	W BRAD & JAN S BOBBITT

JOHN C BENNISON	GERALD K BODAMER TRUST 5-19-92
GERALD K BODAMER TRUSTEE
REBECCA C BENSON REV TRUST 6-26-84
REBECCA C BENSON TRUSTEE	THOMAS C BODE

CHARLES F & GLORIA BENZIE TRUST 8-13-93	THOMAS W & DONNA M BODENSTEINER
CHARLES F & GLORIA J BENZIE TRUSTEES
BOLEN REV LIV TRUST 2-21-00
ROGER & MARY BERCHTOLD FAM TRUST 3-21-97	ELDON KEITH & ADELL I BOLEN TRUSTEES
ROGER & MARY BERCHTOLD TRUSTEES	BOMBERGER FAM LIV TRUST 12-4-97
MICHAEL P & VIRGINIA I BERG	JAMES L & ELIZABETH BOMBERGER TRUSTEES

HOWARD S BERGER	LAWRE BONEKEMPER

ROLAND & LUANNE BERGSTROM	JEROME & SANDRA BONVIE

SUSAN BERIS	GEORGIA P BORDERS

STACEY BERLOW & MICHAEL KARASICK	KENNETH & ANN MARIE BORGMEYER

J TASHOF BERNTON	CLAIRE E BORK

C NELSON BERRY III	RICHARD W BORK

LEONARD & CORINNE BICKMAN TRUST	WALTER A BORK
LEONARD & CORINNE BICKMAN TRUSTEE
R JEFF BORLAND
LARRY R BIGBIE
ROBERT & PATTI BOSSI REV TRUST 10-27-00
BIG-ZIL LTD	ROBERT K & PATTI D BOSSI TRUSTEES
C/O SCOTT E JACKSON
CANDICE C BOWER
BILLINGS REV LIV TRUST 3-24-97
PAUL B & KAREN N BILLINGS TRUSTEE	TRUST OF PHILIP G BRADLEY 6-4-99

JEROME L BILLINGSLEY & JULIANA ELLIS-BILLINGSLEY	PHILIP G & L RENATA BRADLEY TRUSTEES

BINDLER LIV TRUST 4-14-97	GARY J BRAMER
JULIAN BINDLER TRUSTEE
SUE ANN BRANDL TRUST 5-22-98
SALVATORE & WILMA BIONDO	SUE ANN BRANDL TRUSTEE

JAMES M BISSING	ROBERT E BRAZIL
LAURIE WRIGHT BREEDLOVE
HAROLD L & LILA M BUMANN TRUST
DIANE L BRENNER
LYNN M BURKHART TRUST 12-8-03
JOSEPH G BRENNY	LYNN M BURKHART TRUSTEE

TUPPER S BRIGGS	JOE ED & NAN JO BURNAM

REID M BRIGNAC	TIMOTHY D & CHRISTINE CAHALAN

DENISE M BRILL	CHARLES L CALCATERRA III TRUST 4-7-95
CHARLES L CALCATERRA III TRUSTEE
SHELLEY MILLS BRINKLEY
ESTHER CALCATERRA REV LIV TRUST 3-11-92
CLAUDIUS RAY & JUNE S BRINN	ESTHER CALCATERRA TRUSTEE

CARL P BROADWATER	DAVID G & BONNIE H CALVERT

BUFORD L BROCK TRUST 12-18-91	GERALD S CALVERT
BUFORD L BROCK TRUSTEE
RAUL N & SUSAN CALVO
DAVID R BROENEN
MARY L CAMPBELL
DANIEL & DONA BROKKE
ROSS CAMPESI
SCOTT D BRONSON
ANGEL LOPEZ CANDALES & HILDA L LOPEZ
CHARLES A & JOAN LORRAINE BROWN
MICHAEL T & BRENDA A CANNON
JAMES T & CARROLL K BROWN
ROBERT A & LESLIE CANNON
JO ANN MORRIS BROWN
JAMES G & PATRICIA E CARDILLO
KEVIN & SUSAN BROWN
DONNA CARLTON
MARY JANE BROWN
PATRICK T & HEIDI A CARNEY
NANCY BROWN
RICHARD P & JEAN M CARNEY
PAUL J & AMANDA M BROWN
THOMAS & MARGIE CARTER
R RAY BROWN
GRAEME M & LINDA A CASE TRUST 7-28-98
U T & YVONNE S BROWN	GRAEME M & LINDA A CASE TRUSTEES

MATTHEW & HEATHER BRUENING	GEORGE M & DEBORAH E CASEY

JOHN J & ANNETTE L BRUNEAU	CHARLES & MARSHA CASHION TRUST

VERONICA ORTIZ BUCK	CHARLES J & MARSHA D CASHION TRUSTEES

KEVIN & ANNA BUCKMAN	JOHN P CAVANAUGH REV LIV TRUST 7-20-97
JOHN P CAVANAUGH TRUSTEE
MARY ANN BULLARD
VICTOR H & RHODA Y CHANG	LUANNE KENNA CHALE

JAMES BRUCE CHAPMAN TRUST	KEVIN & LORI COLUMBRO
JAMES BRUCE CHAPMAN TRUSTEE
RICHARD D & DORIS E CONDON
NEAL CHASTAIN
PATRICK J CONROY
GEORGE R & BARBARA P CHAVATEL
WILLIAM M CONROY III
ALAN D CHERRINGTON
J C JAMES COOK III
LAWRENCE M T CHEW
LEROY COOK
MICHAEL & DAWN CHITWOOD
GEORGE III & MICHELLE COOKE
ROBERT F & MARY C CHITWOOD
COOPER FAM LIV TRUST 11-8-04
WESLEY JJ & FRANCES CHOY	CLAIRE & RICHARD COOPER TRUSTEES

JOHN T & CAROL ANN CHRIST	ELIZABETH COSTEN

LORIN CHUN	MICHAEL J COSTIGAN & CYNTHIA L SEGERSTEN

GERALD A & PATRICIA C CHUPKA	JOHN R & DONNA S COWDREY

A MARK & AMY CIGAN	CRABTREE ENTERPRISES LLC
TODD H PATTERSON MGR
GAIL L CISEL LIV TRUST
DAVID L & DEBORAH L CRIFASI
EDWARD F CLARKE LIV TRUST 1-14-94
ERIC CUMMING
EDWARD F CLARKE TRUSTEE
WILLIAM C CUMMINGS JR REV TRUST 9-18-98
JOHN CLARK	WILLIAM C CUMMINGS TRUSTEE

CLARK FAM LIV TRUST 12-7-99	C PATRICK & MARIA C CUNTZ
ROBERT L & JANE E CLARK TRUSTEES
CHARLES & MARGARET CURRINDER
PATRICK J & BRENDA CLARKE TRUST 7-8-87
PATRICK J & BRENDA J CLARKE TRUSTEES	JOSEPH R CURRY

PATSY J CLAYTON	KENNETH D CUSTER

ROBERT D & CATHERINE N CLEARY	THOMAS P DALY

FRANCINE DANER

THOMAS & CYNTHIA CLEMENT
ELIZABETH & LAWRENCE D'ANGELO
MANUEL COCKBURN
ROBERTA LEVINE DANIELS
STEPHEN W COLBY
BARRY H & CARYN B DANOFF
WILLIAM B COLBY
NED & SHARON DANUSER
MICHELE COLEMAN TRUST 11-2-93
MICHELE COLEMAN TRUSTEE	R RUSSELL DARBY
MATTHEW J DARINGER	PAUL J D'ORAZIO

ROBERT C & MARY A DAVIS	NANCY L DORLAC TRUST 5-29-03
NANCY L DORLAC TRUSTEE
JEFFREY B & VALERIE S DAYTON
DONALD J DORR
VINCENT J DEANGELIS
VICTORIA J DORR TRUST 7-23-98
FLOYD R DEAL JR LIV TRUST 1-6-00	VICTORIA J DORR TRUSTEE
FLOYD R DEAL JR
GLEN P DOSS
DANIEL & GAYLE DECKER
FANE S DOWNS
LEE DEEL
GALEN & LINDA DRENNAN TRUST 8-22-03
JAMES S & ELIZABETH H DEKRUIF	GALEN G & LINDA S DRENNAN TRUSTEE

ANE-GRETHE DELANEY	LYNWOOD M & JUDITH S DRISKILL

ROBERT C & DONNA D DELUCA	FRED DUGGAN

PATRICIA A DERRY	WALTER W & PEGGY A DURHAM

EDWIN E & BARBARA J DICKAU	JEAN H DURNAL REV LIV TRUST 3-9-95
JEAN H DURNAL TRUSTEE
DAVID M & JANE DICKERSON
DAVID R DYE
CARLA D DICKMAN LIV TRUST
CARLA D DICKMAN TRUSTEE	JEFFREY A EBERLEIN

FREDERIC L DIEBOLD JR	TIMOTHY EBERLEIN MD & KIM EBERLEIN

DIESMAN FAM TRUST 7-21-98	DINEEN M EBERT REV TRUST 12-20-99
MICHAEL & KATHLEEN DIESMAN TRUSTEES	DINEEN M EBERT TRUSTEE

LESTER L DILLS REV TRUST 7-13-89	DOROTHY ECKERT TRUST 9-18-91
LESTER L DILLS TRUSTEE	DOROTHY ANN ECKERT TRUSTEE

RODNEY D DIR REV TRUST 7-13-01	EDWARDS LIV TRUST 7-31-01
RODNEY D DIR TRUSTEE	ANN L EDWARDS TRUSTEE

LOUIS DITOPPA	M E & JOAN E EDWARDS

WILLARD L & CLETA B DIX	BETHEL L EILAND

FLORENCE A DOCKENDORF TRUST	STEVE & JANE ELAM
FLORENCE A DOCKENDORF TRUSTEE
GARY ELDER

DAVID E DODRILL REV INTV TRUST
DAVID E & M ANNE DODRILL TRUSTEES	JOHN C & BETH ELKINS

RICHARD & LIZABETH DOMANSKI	ELLINGSON INVESTMENTS LLC
C/O MARK J OR LORI ELLINGSON TRUSTEES
JAMES W DONNELLY
RICHARD HALL FITZGERALD II TRUST 7-22-03
GREGORY M ELLIS	RICHARD FITZGERALD II TRUSTEE

HOWARD M ELSON	A KEN FLAKE

ALAN S & CHRISTINE A ELZEA	MARY FLAUAUS REV LIV TRUST 2-1-94
MARY M WURTZ TRUSTEE
DAVID K ENDO
SIDNEY FLEISCHER
FREDERICK D & GLENNA ENGLE
STEVEN K & CHRISTINA FLETCHER
DONNA GAIL ENRICO
STEPHEN M FLUEGGE LIV TRUST 8-3-01
LARRY F ERFLING	STEPHEN M FLUEGGE TRUSTEE

JOAN H ERICSON TRUST	M WAYNE FLYE

JUDITH ESPY REV LIV TRUST 6-12-02	JOHN & MICHELLE FLYNN
JUDITH ESPY TRUSTEE
FOGLE LIV TRUST 9-26-95
ROBERT CHARLES & BEVERLY EVANS	STEPHEN & MARJORIE FOGLE TRUSTEES

NANCY M FARMER TRUST 7-28-00	GEORGE W FORBES III
NANCY M FARMER TRUSTEE
MICHAEL J FORKINS
DONALD J FARQUHAR
CATHERINE TAYLOR FOSTER
PATRICK D & KAREN S FARQUHAR
ELIZABETH A FOSTER
KATHLEEN FEDACK
JOHN E FOSTER
STEVEN C FEDER
JOHN BRENT FOSTER
FENNELL & MONDAY LIV TRUST 7-3-02
JAMES FENNELL & DIANE MONDAY TRUSTEES	CHARLES W & JACQUELINE C FOWLER

METAXAS FERENTINOS & MARY ZACK	DAVE FRANCISCO LIV TRUST 12-19-97
DAVID H & JANET FRANCISCO TRUSTEE
RICHARD & JUNE FERGUSON
DARREL D FRANKLIN REV TRUST 10-8-99
CHARLES M FERNANDEZ LIV TRUST 10-11-96	DARREL D FRANKLIN TRUSTEE
CHARLES M FERNANDEZ TRUSTEE
ANDREA T FRAZER LIV TRUST 11-22-02
FETTERS FAM TRUST	ANDREA T FRAZER TRUSTEE
MICHAEL L & TANYA H FETTERS TRUSTEES
EARL E FREEMAN
KENNETH TODD FIELDS

MARGARET FILINGERI	FREIERT REV LIV TRUST 11-12-92
MILTON A & ELEANOR J FREIERT TRUSTEES
MICHAEL J FILINGERI
DONALD E JR & ROBIN R FRENCH
RICHARD H FINNEY
JEAN ANN KRBECHK FREY & WILLIAM J FREY
JAMES E FISCHER
STEPHEN & SUZANNE FREY	MARC F GLICKSTEIN

ROGER FRICKEL	JOHN M GLIDEWELL LIV TRUST 3-30-99
JOHN M GLIDEWELL TRUSTEE
LOREN J FRIDGEN REV TRUST 6-28-04
LOREN J FRIDGEN TRUSTEE	MATTHEW & MARILYN GLOEGE

MICHAEL L FRITZ	S L GOFF LTD
SARA L GOFF GEN PARTNER
GERARD & SHERRILL FROESEL
DOROTHY I GOGGIO REV LIV TRUST 11-27-96
MIYEKO FUJIKI REV LIV TRUST 3-22-82 & AMD 7-9-02
MIYEKO FUJIKI TRUSTEE	DOROTHY I GOGGIO TRUSTEE

CHRISTOPHER & LAUREN P FUNK	EUGENE GOLDMAN

DONALD & SANDRA FURUYA	JAMES GOMEZ TRUST 10-8-94
JAMES GOMEZ TRUSTEE
RICHARD C GAGE
GARY D & JAN M GOOD
KEVIN J GALLAGHER
JOSEPH D GORG REV LIV TRUST 4-28-99
MATTHEW M & MARY ANN GALLUS	JOSEPH D GORG TRUSTEE

GANTNER LIV TRUST 2-14-96	CECILIA L GORMAN
STEPHEN & BARBARA GANTNER TRUSTEE
DAVID GOULD
THOMAS H GARNETT JR
MICHAEL L GOULD
EUGENE & MARY JO GAROFALO
DAVID J W GRANT
ROBERT M & TONI N GARRETT
JAMES G GRATTAN MD & REBECCA A H GRATTAN
ARTURO & WANDA GARRIGA
MICHAEL A GRAVEN
CARL S GATES LIV TRUST
CARL S & CAROLYN F GATES TRUSTEES	MICHAEL A GRAVEN

VERNON & MARILYN GEILE	MICHAEL T GREEN

KEN GEORGE	MICHAEL J GREEN

WILLIAM H GERBER TRUST 12-5-94	BENNETT E GREENFIELD
WILLIAM & BETH S GERBER TRUSTEES
IRVING & LORRAINE GREGERSEN
DONALD E & JANET S GIBBS
MELISSA A GRIFFIN

MARTIN J GIEHRL	PHILLIP GRILLO

VICKI GILES
DONALD G & JANE C GRIMALDI
GEORGE J JR & WINIFRED A GILLEN
MARILYN A GALATI-GROTE TRUST 3-11-96
DAVID STEVEN GLADE	MARILYN A GALATI GROTE TRUSTEE

DAVID & DIANE GRUBBS	ROBERT C HARRINGTON REV TRUST 9-17-02
ROBERT C HARRINGTON TRUSTEE
MARK J GRUDZIELANEK
ROGER HARRIS FAM TRUST 9-29-94
GRUNDNER TRUST 3-22-00	ROGER HARRIS TRUSTEE
WOLFGANG & IRMGARD GRUNDNER TRUSTEES
SCOTT HARRIS
GTF ENTERPRISES LLC
VERONICA S HARRIS LIV TRUST 11-23-94
PAULA M GULLEY	VERONICA S & KEVIN E HARRIS TRUSTEES

SUMIKO GUMMERT TRUST	PAUL F HARSTAD

THE GUNTHER 93 FAM TRUST	BRIAN T HART
DON J & ROSEMARY T GUNTHER TRUSTEES
JOHN T HARTLEY
ROBERT W GURNEY
GEORGE R HARTNETT
PATRICIA A GUTER
JOHN C HARVEY
PATRICIA ANN GUTER TRUST
TED HASSELBRING
JEFFREY A GUTHRIE
HAVELKA HOLDING CO LP
GEORGE E GUTTSCHALK DECL TRUST 1-15-01
GEORGE E & JUDY L GUTTSCHALK TRUSTEES	BRADLEY & KIMBERLY HAWPE

MICHAEL A & SUNAY GYORI	MICHAEL HAYES

KURT M & GAYLE HUNTER HAGLUND	H & M HAYNES FAM TRUST
HAROLD H & MERTIE C HAYNES TRUSTEES
MAZEN & RANDA HAJJI
DORIS A HAZERJIAN
HALLMARK-SOUTHWEST CORP
NANCY HEDRICK
KENNETH HALVELAND LIV TRUST 1-15-92
KENNETH HALVELAND TRUSTEE	JAMES L & WILMA H HEFLIN

DOREEN HANDZLIK	JAMES L & WILMA H HEFLIN

HOLLY HANING & LANCE MCINTOSH	ROBERT J & CATHERINE HEINSOHN

DAVID C HANLON	STEPHANIE KAUFMAN HELLER TRUST
STEPHANIE KAUFMAN HELLER TRUSTEE
LISA J HANSARD MD & PATRICK A HASKELL MD

DAVID A HENLEY
JERRY B & CATHY A HANSEN
JEFFREY D HENRY
WILLIAM W & DIANNE S HANSEN
ROLLA G & SHERRY HENRY
BERNARD PERRY HANSON
ROLLA G HENRY NON-MARITAL TRUST
JAMES L & LINDA L HANSON	AMY G HENRY TRUSTEE

JAMES R HEROLD TRUST 5-25-01	ELAINE B HUDSON

FRED HETZEL	HUEMMER REV LIV TRUST 3-15-05
ERIC JOHN & EVELYN S HUEMMER TRUSTEES
JOAN HEWITT & NORMAN STRUBING
CARL L & NANCY L HUETT
D ALEX HICKLIN III
DONALD M HUFFMAN REV TRUST 11-12-98
JAMES R HICKS LIV REV TRUST	DONALD M HUFFMAN TRUSTEE
JAMES R HICKS TRUSTEE
WILLIAM R HUGHES
JOHN H HIGH
CAROL L HUME
ALLEN P & JANIE L HILL
RETT & JEANNE HUMKE
HILL-CURRIE FAM TRUST 5-20-04
JOYCE CURRIE & WILLIAM HILL TRUSTEES	LARRY S & BEVERLY HUMPHRIES

HIRBE REV LIV TRUST	JOHN & MARILYN HUNT
FRANK J & ROSEMARY HIRBE TRUSTEES
KEITH W HUNTER
DENNIS E HISER
HUNTER LIV TRUST 12-9-03
DENNIS & DIANE HITCHCOCK	RONALD S HUNTER TRUSTEE

DEANNE W L HO	BOBBY L HURD

DAVID S HODGES MD	HURT FAM LIV TRUST
EDWARD B OR MARJORIE D HURT TRUSTEES
DEAN A HOLLAND
THOMAS M INGEBRAND
EUGENE F HOLLAND JR
HARRY T INOUYE TRUST
EUGENE F HOLLAND SR	HARRY T INOUYE TRUSTEE

GEORGE D & TERESA O HOLLAND	MICHAEL R & WENDY IRWIN

HOLSTINE LIV TRUST	JOANNE S IVERSON LIV TRUST 10-29-96
JAY S & KRISTINE M HOLSTINE TRUSTEES
JOANNE S IVERSON TRUSTEE
EBERHARD & BARBARA HOMMEL
REID T IWAMOTO
RICHARD B & BARBARA P HOOK
JIMMY S JACKSON
JOHN W & ELISABETH HORVATH
JOE JACKSON

BYRON & LAURA HOTZLER	LAWRENCE N & DONNIE S JACKSON

THOMAS F HOWELL	MICHAEL E & DEBORAH A JACOB

CLAUDIA B HUBBARD	DONALD E JAHNCKE LIV TRUST
DONALD E JAHNCKE TRUSTEE
JULIUS C HUBBARD JR
EUGENE G KAM REV TRUST 11-12-92
THOMAS B JAHNCKE LIV TRUST 1-15-81	EUGENE KAM TRUSTEE
THOMAS B JAHNCKE TRUSTEE
RICHARD LEE & KAREN SUE KASTEL
KEVIN F JAMES
CHANDRA S KAUP MD PC
RICHARD C JANSEN LIV TRUST 8-25-99
RICHARD C JANSEN TRUSTEE	TRUDY E KEANE REV LIV TRUST 5-8-98
TRUDY E KEANE TRUSTEE
NORMAN L & MARY K JARRELLS
JARVIS ANDREW KEEL JR
LEIGH ANN JENKINS MD
MARCIA KELASH
TWYLA V JIMENEZ & ROBIN R SHURTLEFF
DANIEL F & DOREEN S KELII LIV TRUST 7-5-01
CATHERINE G JOHN	DANIEL & DOREEN KELII TRUSTEES

CLARK D JOHNSON	DONALD KELLEY

EVAH B JOHNSON REV LIV TRUST 8-28-92	JIM & MARGARET A KENNEDY
EVAH B JOHNSON TRUSTEE
PETER W & LAURA K KENNEDY
HAL H JOHNSON
ALAN R & LINDA A KERTZ
J BUFORD & DIANE ROOK JOHNSON
KEVIN P KERTZ
MILDRED M JOHNSON REV LIV TRUST 8-28-92
MILDRED M JOHNSON TRUSTEE	THOMAS J KIEFFER

RONALD R JOHNSON	JERRY B & SHARON E KING

ROY JOHNSTON	JASON T & TERESA KINGSBURY

JAY H JONES	EMMETT & MEI LI KINNEY

MICHAEL G JONES	MARILYN KINNEY

RON JONES REV LIV TRUST 3-6-01	ALAN KIRCHENBAUM & BARBARA SILVERSTEIN

RON JONES TRUSTEE	SUSAN E KLEE

KENNETH L JORDAN JR TRUST	KLEFFNER REV LIV TRUST 11-4-92
KENNETH L JORDAN JR TRUSTEE	JEROME B & DONNA M KLEFFNER TRUSTEES

THE JORDAN FAM LLC	MAGGIE KLEIN
KENNETH L JORDAN MGR

KIRK L JORDAN

HAROLD E & DORIS M KLINK
ANN JORNLIN
KNESS TRUST AGREEMENT 8-30-02
JR TEEM ENERGY ENTERPRISES LLC	WILLIAM A & PATRICIA A KNESS TRUSTEES

DONNA L JUDD REV TRUST 11-22-04	LEONARD M KOBLENZ
DONNA L JUDD TRUSTEE
WILLIAM SCOTT KOERNER
JOHN W KOFEL	BOB & TINA LAMB

JOHN & SANDRA KOFEL	JAMES A LAMSON

SANDRA KOFEL	LANDMARK EAST PARTNERSHIP

EDWARD & JUDITH KOHLBERG	LANCE L LANE

DR RONALD H KOHLMEIER	ROBERT J LANGE

ALBERT J & JOYCE S KOLLINGER	E JAMES & ABEGAIL R LANGHAM

MEGAN & DAN KONOLD	TERRY L & PATTI L LARDINOIS

DARRELL J & BEVERLY LOGAS KOOPMAN	RICHARD A LARSON

WILLIAM J & JEANNETTE KORPECKI	CRUZ & PAM LATHAM REV TRUST 7-21-04
CRUZ & PAM LATHAM TRUSTEES
FRANCES F KOZUKI
BOBBY T LEE REV LIV TRUST
KRAFT FAM TRUST 7-27-05	BOBBY T LEE TRUSTEE
DONALD L & NANCY M KRAFT TRUSTEES
CHARLOTTE LEE
GORDON A & VIRGINIA L KRAMER
RODNEY K F LEE
MICHAEL KRAUSE
JAMES O & LINDA C LEESE
CHARLES & GAIL KREITNER
RICHARD LEHRER
THOMAS R SR & DONNA L KRINGS
JEAN LEPAGE
JONATHAN S KROHN MD
ERNEST E & ELIZABETH J LESTER
LINDA M KRUENEGEL REV LIV TRUST 1-22-02
LINDA M KRUENEGEL TRUSTEE	GEORGE H & JERI A LEVESQUE

SARA KRULWICH	JILL J LEVIN

DALE K & KAREN KRUSE	FREDERICK J LEVITSKY

NEIL A KURTZMAN	LAVERNE A & R M LEVY

KURZWEIL TRUST	JULIE D LEWIS TRUST 8-7-03
JULIE D LEWIS TRUSTEE
ANITA L HELFERS KUSS
TINA & TODD LIBERTO
THOMAS J KUZMA
THOM E & JOYCE S LICHTE

MARY ANN D LACEY
MERLE J LIEWER
TERRELL C LADY TRUST
TERRELL C LADY TRUSTEE	JEFFREY A LIGGETT

DAVID R & FAYE L LAFSER	CHRISTOPHER D & MELISSA K LIND
KATHLEEN ANN LINDEKE & JEFFREY L COATS
ANTHONY V MAGLIANO &
MARK LINDSEY	VICTORIA NAVALES-MAGLIANO

EDWARD G & REBECCA A LIPPITT	DAVID N MAIDER

JAMES J JR & MARYANN S LITTERELLE	JENNIFER K MAII

LYNNETTE H LITWIN	DAVID L JR & DONNA T MAJCEN

WILLIAM E JR & SUSAN D LLOYD	BEVERLEE A MARSH

BARBARA A LOCK REV TRUST 5-30-01	TERRY L MARSH
BARBARA A LOCK TRUSTEE
MARGERY M MARSHALL TRUST 12-27-96
PATSY LOCK	MARGERY M MARSHALL TRUSTEE

MELODYE LOCKLEAR	HELEN MARTIN

MARCIA J LOESING REV LIV TRUST 1-23-97	LARRY B MARTIN & CHERYL VANDERMEER-MARTIN
MARCIA J LOESING TRUSTEE
MARK MARTIN
VIRGINIA L LONERGAN
SCOTT C MARTIN
JOSEPH C LONG
WILLIAM F & VIRGINIA A MARTIN
J WADE LOPEZ
DAVID MATHIES
VERA LOPEZ REV TRUST 12-22-99
VERA LOPEZ TRUSTEE	VICTOR MATRICARDI

LORRANE J LOUDER	ELSA L A MATSUSHIMA

DANIEL B LOVERCHECK	T FLEMINIG MATTOX MD

JOAN & WESLEY LOWE	MAU LIV TRUST 4-11-97
PATRICK K S & ESTELLA L L MAU TRUSTEES
DAVID J LUCIDO TRUST 6-18-92
DAVID & MARY SUDBROCK LUCIDO TRUSTEES	M CLIFTON MAXWELL

STEPHEN & AUDREY LUDEMAN TRUST	KEITH P MAYER
STEPHEN P & AUDREY D LUDEMAN TRUSTEES
ROBERT C MAYER MD
JANET & CHARLES LUTTON TRUST
TIMOTHY E MAYER
GERALD J LYNCH
MCARDLE FAM LIV TRUST

JOAN P LYNCH	LINDA SANBOR MCCARTHY

LYSAUGHT FAM TRUST 10-3-90	KAY MCCLAIN
JEFFREY & KATHLEEN LYSAUGHT TRUSTEES
JAMES & SHIRLEY MCCLUNG TRUST 7-2-02
MARY S MACRANDER	JAMES & SHIRLEY MCCLUNG TRUSTEES

WILLIAM MICHAEL MCCULLOUGH JR	FELIX MIRANDO

THOMAS E & SUZANNE L MCDANIEL	TERESA V MITCHUM REV LIV TRUST 9-22-04
TERESA V MITCHUM TRUSTEE
ROBERT MCDONALD
CHARLES W MOCK
DONALD E MCFARLAND
CARL J & JUDITH A MODZINSKI
ROBERT & MARY MCGLAUGHLIN TRUST 10-21-97
ROBERT & MARY MCGLAUGHLIN TRUSTEE	JOHN W MONSTED

THOMAS A & PATRICIA MCGRATH	WILLIAM C & SANDRA MONTIGNANI

CARROL A MCILROY	DONALD MOORE LIV TRUST

RONALD J & KAREN Z MCINTOSH	EMORY L MOORE

JENNIE MCKINNEY	RONALD L MOORE

BARRY F & MELISSA C MCNEIL	MORAN FAM TRUST 11-5-03
ROBERT & SUSAN MORAN TRUSTEES
MCVEY REV LIV TRUST AGMT 9-28-98

TROY E & ALICE J MCVEY TRUSTEES	CALDWELL & HELLMUTH MORGAN FAM LTD PARTNERSHIP

BRIAN D MEADE	WALLY MORGAN FAM LTD PARTNERSHIP

RODNEY N MEADE	BARRY G MORLOCK

DEBBIE L & JOHN L MEADER	JASON MORRIS

MEIER FAM TRUST 11-6-83	JOSEPH MUDD
WILLIAM E & DOROTHY A MEIER TRUSTEES
NANCY L MUDD
BERNARD & FAYE STARR MELEMAI
MULBERRY REV LIV TRUST 5-11-95
MENTO FAM TRUST	RICHARD & JANE D MULBERRY TRUSTEES

RONALD & SUSAN MEREDITH	JAMES MULKEY

JOHN G MERGNER SR	BRIAN MULLIGAN REV TRUST 5-13-04
BRIAN MULLIGAN TRUSTEE
DR CLYDE G C MEW
BRYAN W & JOYCE A MUNDY
JOHN D MICHAELSEN
MUNSTER FAM LIV TRUST

LLOYD K MIGITA	LOUISE C MUNSTER TRUSTEE

HILDEGARD MILKE	MURPHY FAM TRUST 3-9-89
THERON MURPHY TRUSTEE
WILLIAM J MILLARD LIV TRUST 10-19-01
WILLIAM J MILLARD & GARY R ANDERSON CO-TRUSTEES	JOANNE E MURPHY ADMINS TRUST 10-17-02
JOHN SULLIVAN TRUSTEE
LOIS A MINTO REV LIV TRUST 8-8-96
LOIS A MINTO TRUSTEE	ROBERT F MURPHY
PHIL MURRAY	STEVEN & BARBARA NUSSBAUM

WILLIAM C MUSSON	BART O'CONNOR

NAES LIV TRUST 2-6-1	ERIC J OELTJEN
RICHARD L & MILDRED E NAES TRUSTEES
AUDREY J OLSON
MICHAEL A NAGAO
RICHARD & MELODY D OLSON
MYLES N & IRIS S NAKAMURA
MICHAEL & JANICE O'NEAL
MARK M NAKATSUKASA
BARRY F & SUSAN M OSWALT
NANA FAM TRUST 8-4-97
MAYUR M & JYOTIKA M PATEL TRUSTEES	LESA OSWALT

NELSON FAM TRUST	WILLIAM & LYNDA OTT
DAVID M NELSON TRUSTEE
LARRY D OVERLEY
JANE M NELSON
ROBERTA S PADGETT TRUST 8-25-03
NELSON FAM REV TRUST 5-13-02	JOHN B III OR ROBERTA A PADGETT CO-TRUSTEES
L L & CAROL A NELSON TRUSTEES
ANTHONY & M'LISS PAGANO
VERNON R NELSON
JACK PAGE
JOHN J NESWADI JR
EARL PAGLIARO
A ROBERT NEURATH
PALMER FAM LIV TRUST
VIRGINIA V NEVILLE	WILLIAM L & PATRICIA A PALMER TRUSTEES

THOMAS E & JOYCE L NICCUM TRUST 3-25-03	PAUL PANDIAN
THOMAS E & JOYCE L NICCUM TRUSTEE
MARY PARADOWSKI REV LIV TRUST 7-7-93
RANDALL W NICHOLS	MARY PARADOWSKI TRUSTEE

BOYD B JR & MELISSA NICHOLSON	MOLLIE B PARDO

VAN A NIEMELA & NANCY ANN CROWE	PARMER FAM LIV TRUST 3-22-00
WILL F OR LAURA V PARMER TRUSTEES
GARY M & J DELORES NIEMEYER
SARA A PARSONS
BILLY DEWAYNE & TOMMIE JEAN NIXON

SADASHIV D PARWATIKAR
DR KENT & LYNDA NOELL
WAYNE & SHARON PASCHALL
STEPHEN & JUDITH MOGELNICKI
MARY B PASPALAS
MELVIN Y & SHIRLEY R NOJIMA
RICHARD W PATTON
GENE NOWAK
DAVID S & DARCY L PEARSON
KATHLEEN J NUCKLES
PAMELA J PEET	HARRY H PRICE

DAVID R & BARBARA G PEIRSON	PRINCE 2002 FAM TRUST
BILLY & MARSHA PRINCE TRUSTEES
JACK & SANDRA PENDERGRAPH
THOMAS & ANGELA PROST
LEE D PENNINGTON
JOHN C & BARBARA D PRUE
FRANCIS L & CLAUDEEN M PENRY
DR JACKIE PUJOL
BRIAN & LISA PERKETT
JAMES D PULLIAM
WARREN PETER LIV TRUST
PATRICIA P PETER TRUSTEE	THOMAS J PUSATERI

ETHEL C PETTIGREW	BILL & MARY QUATTLEBAUM

CLARENCE PETTIT	QUATTLEBAUM FARMS INC
BILL QUATTLEBAUM GENERAL MGR
RICHARD W PHILLIPS
ERMA JEAN QUIRK &
RONALD H PHILLIPS	SHAWN PATRICK JOSEPH QUIRK

ALAN D PIAKER	R & J ENERGY ENTERPRISES LLC

SAUL & NANCY PILCHEN	BRUCE J RAILEY

MICHAEL PIPITONE REV LIV TRUST 9-6-00	DONNA M RAINS REV TRUST 11-10-92
MICHAEL PIPITONE TRUSTEE
RALSTON FAM TRUST 4-6-04
GLEE L & GAIL E PITNEY TRUST 6-16-99	KENNETH R & BETTY RALSTON TRUSTEES
GLEE L & GAIL E PITNEY TRUSTEES
CHRISTOPHER J RANCK TRUST 7-9-98
DANIAL L POEL & ROBBIE L ROSE-POEL	CHRISTOPHER J RANCK TRUSTEE

LARRY W POESSNECKER	RONALD L RANDALL

PAUL POESSNECKER	DAVID L RANKIN

DR HARTLEY POLASKY	DON G RAPER

RICHARD & DEBRA POLLAK	CHITTARANJAN & SASMITA RAY

MICHAEL J POLLEY	RCB ENTERPRISES LLC

BRIAN T & PITA A POLLOM	JEFFREY A & JANA A REBOULET

RONNY & KAREN POPE REV TRUST 11-13-97	MICHAEL & KATHY RECKERT

JOEL PORT	MELVIN J JR & SUSAN RECTOR

BERT & ENID POWELL	ELIZABETH N REICHERT TRUST 11-10-89
ELIZABETH N REICHERT TRUSTEE
MARK W POWELL

MARJORIE J REID FAM TRUST UAD 1988	TIMOTHY & VICTORIA RODELL TRUST 10-5-00
MARJORIE J REID TRUSTEE	TIMOTHY & VICTORIA RODELL TRUSTEE

JEANNINE REILLY	KIRK W ROEBKEN

THOMAS & NORMA REILLY	ROBERT ROGERS & CAROLINE BYRD

VINCENT REVELS	ROBERT ROGGE

TIMOTHY REYHONS	SAUNDRA A ROHRER REV TRUST 3-30-05
SAUNDRA A & GARY M ROHRER TRUSTEE
PHILIP H JR & TADAKO RHODES
BETTY T ROMAN
HARRY K & KAREN M RICHARDS
ROBERT A ROOD
LEAH R RIEDEL
SID H & DOLORES J ROODA
GLORIA C RIGGLEMAN
JOE A & ROLYNN M ROSE
SUZANNE G RIKKOLA TRUST
DAVID ROSEN
JAMES C RINGENOLDUS TRUST 5-20-98
JAMES C RINGENOLDUS TRUSTEE	LEONARD ROSENBERG LIV TRUST 10-5-94
LOENARD ROSENBERG TRUSTEE
JACQUELINE RINGENOLDUS TRUST 5-20-98
JAMES RINGENOLDUS TRUSTEE	PAUL H & GEORGIA C ROSS

BARON E & MARY E RITTINER RLT 5-16-05	WENDY ROSS & JAMES BEIRNE
BARON E & MARY E RITTINER TRUSTEE
ROTH FAM LIMITED PARTNERSHI
ROBERT F & MARGARET A RIVERS
NOLA JANICE ROTHERMICH TRUST 7-6-00
MICHAEL L & LINDA KAY ROBARDS	NOLA JANICE ROTHERMICH TRUSTEE

DAVID & TRICIA ROBERTS	JEFFREY A & DABNEY H ROUSH

ROBERT L & HELEN M ROBERTS	JOHN W RUDIBAUGH

MAX & CAROLYN ROBINOWITZ	LOUIS M RUGGIANO

JOHN M & KATHRYN M ROBSON	HELEN RULEY

EDWARD ROCHMAN	MARIAN C RUPP

JERRY ROCHMAN	WILLIAM & CHERYL SAALI

ROGER ROCHMAN	ARTHUR T SABOUNJIAN

STEPHEN C ROCHMAN MD & JUDITH D ROCHMAN	RONALD & JOAN SAEGER

BERNARD E RODELL REV LIV TRUST 1-19-96	RONALD SALZETTI
BERNARD E RODELL TRUSTEE
LOUIS EDWARD SAN CLEMENTE TRUST 5-26-92
LOUIS EDWARD SAN CLEMENTE TRUSTEE
J LARRY & WINONA C SANDS	ARDEN A & BARBARA A SELVERIAN

CAROLYN R SANDVIG	DONALD & TINA SHACKLEFORD

RICHARD & PATRICIA A SANDVIK	SHACKLEFORD FAM TRUST 6-21-01
EARLENE & DONALD SHACKLEFORD TRUSTEES
RICHARD B SANFORD
CINDY SHAHAN
SASS FAM LIV TRUST 7-29-97
WILLIAM C & EVELYN SASS TRUSTEES	GREG M SHAHAN

GERALD K SATO TRUST 10-10-96	THOMAS E & CHERYL A SHANAHAN
GERALD K SATO TRUSTEE
HUGH G SHEARIN
REBECCA SAUDER REV TRUST 6-5-95
REBECCA L SAUDER TRUSTEE	JUNE S SHEARIN

STEPHEN J & JO E SCHAAF	ROBERT L IV & KAREN K SHEPPARD

LAIRD F SCHALLER	GLENN SHERARD

ROBERT L SCHIFF MD	WILLIAM & FAITH SHERMAN TRUST
WILLIAM & FAITH SHERMAN TRUSTEES
DOROTHY J SCHMELZEIS
DOUGLAS J SHILLIDAY
RONALD & CAROL SCHMIDT LIV TRUST 5-21-04
RONALD E & CAROL SCHMIDT TRUSTEES	KAY R SHIRLEY

VERNON J & BETTY JANE SCHMITZ	SUSAN M SANDVIG-SHOBE

FRANK SCHOBERLE	DAVID T SIGNORI TRUST 1-13-03
DAVID & LINDA SIGNORI CO-TRUSTEES
LARRY D & DIANE L SCHROEDER
BARBARA K SILBER
WARREN & LOIS SCHUBERT
ANN MARIE SILVIUS
JOHN & M SUE SCHUENEMANN
ROBERT G SIMMONS & MARSHA A PAVLETICH
MARYANN SCHUERMANN REV TRUST 8-3-95
MARYANN SCHUERMANN TRUSTEE	KRISHNA K SINGH

GARY G & JERIE A SCHWARTZ	SARLA SINGH

JED & GLENDALEE SCULLY	JOHN N SINGLETON

ROBERT W SEAMAN	ROGER W & KATHY L SIUDA

FRED SEARS II	ROBERT P SJOQUIST

JOAN L SEDLACEK TRUST	ARTHUR N SKLADMAN

LORENE A SEDLACEK TRUST	STEVEN K & SUZAN SLOAN

JANIE T & ROBERT P SELLERS	H MARTIN SMITH III
JAMES C SMITH JR REV TRUST	STANLEY A STEINER TRUST 10-21-03
JAMES C SMITH JR TRUSTEE	STANLEY A STEINER TRUSTEE

RETHA SMITH	JAMES & CATHERINE STEPHENSON

WALTER E SMITH	GARY WAYNE STEWART

WILLIAM EASBY-SMITH	DR JAMES H STEWART JR & JANET COLLEEN STEWART

WILLIAM C & KELLY R SMITH	TERRENCE E & CHERYL B STIFTER

JEROME E & JOAN R SMOLA	GUY T STINSON

MICHAEL H SNEDDEN	PAMELA L STINSON

DENIS L SNIDER	GEORGE DENTON STITT

NORMAN S SOLBERG	STEPHANIE J STODDART

PATRICIA SOLLEY	DELORES A STOLTMAN

NEAL J SOLOMON	DAVID F STOUT

SOLOTKIN INVESTMENTS LTD	MELROY STRACKE
WILLIAM A SOLOTKIN GENERAL PARTNER
MELFORD L STRAND
JOYCE SONOMURA
JOHN H SUCHAN REV LIV TRUST 10-12-94
RICHARD A & JUDITH B SOSIS	JOHN H SUCHAN TRUSTEE

EARL V SPIELMAN	ROSEMARY A SUMAJIT

MARC R & MARIANNE SPORTSMAN	JENNY M SUN REV INTRV TRUST 3-1-91
JENNY M SUN TRUSTEE
EDWARD T SPROCK TRUST 7-30-93
EDWARD T SPROCK TRUSTEE	JEFFREY SUPPAN

WILLIAM W SPROUL	SURGICAL TEACHING ASSOCIATES PLLC
ALAN P WHITE
NOBLE D & SANDRA E SQUIERS
ANDREW P SWANSON
JAMES M STANFIELD
DENNIS SWANSON
NEAL & JOANNE STEARNS
MARK & WENDI SWIDLER
STEELMAN FAM TRUST 5-1-01
CARL T & FLORENE BENSINGER TRUSTEES	MICHAEL A SWINKELS

STEIN FAM LIV TRUST 1-30-98	ELIZABETH H SYLVESTER
HOWARD M & VIRGINIA C STEIN TRUSTEES
SZWARGULSKI REV LIV TRUST 12-9-91
CAROL C STEINBACH	JESSE L & CHARLENE SZWARGULSKI TRUSTEES

T-SQUARED HOLDINGS	WILLIAM R TROEGNER
TIMOTHY & WENDY TROYER GENERAL PARTNERS
DILLON TRULOVE REV TRUST 12-9-94
HALE I TAKAZAWA	DILLON TRULOVE TRUSTEE

RANDALL L TALLENT	CAROL TRULUCK

JACOB J & ADRIENNE TANASHIAN	HARRY YOSHIYUKI TSUJI TRUST 6-18-85
HARRY Y TSUJI TRUSTEE
BARBARA L TAYLOR
GEORGE P TURNER
GEORGE & ROSEMARY TCHOBANOGLOUS
LLOYD G & KAREN TURNER
ROBERT & CATHY TELEKY
MARK & ELLEN TURNER
VIRGINIA L TEMPLE TRUST 4-18-98
VIRGINIA L TEMPLE TRUSTEE	GEORGE R & FRANCES A TYLER

DONALD C TEMPLIN	GREG & LINDA UMBLE

DOUGLAS J & JACI L TERPSTRA	EDWARD UMPHLETTE

SEE BA THEE	DENNIS P VAN PATTER

JOHN P THOMAS JR	JOHN D & KAY M VAN RYSWYK

KEN R THOMAS	MARVIN J & MARY LOU VANDE LUNE

CATHY BRUER-THOMPSON	RANDALL E & JOAN VARILEK

IRENE A THOMPSON	CLIFFORD J VARS III

MARCUS TIDEY	DOUGLAS K VASSOS

AMY G TIMAS	PHILIPPE A M VEETERS & MIRJAM N F MAASSEN

AIMEE D TIPTON	ERIC P & KAREN A VENIT

ROBERT W TOBEY	PAUL VENTURA

BECKY S TOMLIN	RUSSELL D & WINDI VERNER

LESTER & MARILYN TOMPKINS TRUST 9-24-96	JAMIE L VILLEGAS
LESTER E & MARILYN J TOMPKINS TRUSTEES
WILLIAM E VREELAND

JOHN C TORRENCE
ROBERT J WAFER
ANTHONY & SUE TOSTO
EARL L & MARIE C WAGNER
JOHN H TOWERS
ROLLAND L WALLINGER
TERENCE F TOWNEND
FRANCES WALNE
ROBERT W & JOYCE M TRECARTIN
RONALD J & RITA S WALPERT	THE WEST TRUST 5-18-93
THOMAS E & DEBRA W WEST TRUSTEES
JAMES W & PAT WALSH
WESTFALL REV TRUST 11-1-96
WAMHOFF REV TRUST 1-30-96	MICHAEL D & BARBARA S WESTFALL TRUSTEES
ROBERT & DIANE WAMHOFF TRUSTEES
CHARLES E III & JANET K WHETSEL
MING WANG
RICK H & BARBARA A WHITE
HAROLD WARREN
WHITLOCK FAM LIV TRUST
JOANNE M WARREN	TOMMY OR JANET WHITLOCK TRUSTEES

PAUL R & CHERYL L WARTINGER	JAMES R & CAROLE A WHITMORE

GARRET I WATANABE	MAGRID WICHERS

RICHARD M WATERS JR	INDENTURE TRUST BONNIE WILCOX 12-24-90
& AMD 12-4-94 & AMD 7-7-99 BONNIE WILCOX TRUSTEE
KAREN E WATKINS
LEE & LINDA WILKINS
WATSON FAM TRUST 11-25-98
BILLY WAYNE & RENELLA J WATSON TRUSTEES	WILLIAMS REV FAM TRUST 11-5-90
BOBBY J & CHARLENE D WILLIAMS TRUSTEES
MICHAEL L WATSON
JAMES M WILLIAMS JR
VENN WATSON FAM TRUST 7-30-87
EDWARD & JUDY VENN-WATSON TRUSTEE	KENNETH W WILLIAMS & PRISCILLA C LEE

WEBB FAM TRUST 3-10-99	DAN R & ANNETTE B WILLIS
JERRY & MARGARET WEBB TRUSTEES
FREDDIE E WILSON MD & BARBARA P WILSON
PHILIP R & CATHY L WEBB
WOODROW W & EDITH WILSON TRUST 7-30-98
MELBA JEAN WEHMEIER	WOODROW W WILSON TRUSTEE

ELLEN & ERIK WEIHENMAYER	DEBRA E WINDHAM RLT 10-14-03
DEBRA E WINDHAM TRUSTEE
ROBERT WEISS LIV TRUST 10-10-94
ROBERT WEISS TRUSTEE	SYLVIA P WINSOR

GEORGE & LOYD MARILYN WELCH	BRUCE H WITTE

RICHARD WELNIAK	DONNIE & ADLEE WITTHAUS

JOAN M WELTZIEN	GILBERT & ANNETTE WITTHAUS

JOAN M WELTZIEN	ROBERT A WOHLMAN

TIEN-CHINNG WEN	DAVID C & VICKIE L WOLFE

JANET M WENDORF TRUST	CLIFFORD C M WONG
JANET M WENDORF TRUSTEE
DALE WOOD
RICHARD L WENDORF TRUST
RICHARD L WENDORF TRUSTEE
WINIFRED S & DONALD E WOOD

WOODY LIV TRUST
KAY WOODY TRUSTEE

MARK D WORTHINGTON

ARTHUR M WRAY

RAY H II & JANIE G WRIGHT

DAVID L YALOWITZ

EDWARD W YEARY

ROBERTA & LAWRENCE E YELLEN

ISAAC & SHOHREH YOMTOOB

GABRIEL A YORIO

DAVID E YOUNG

RALPH G & DOROTHY M YOUNGBLOOD

L FRED & SARAH V ZABEL

RICHARD & MARGARET ZOLLER

ZUMMALLEN LIV TRUST 10-25-91
NORVIN ELDON & JOY RAE RENNER ZUMMALLEN TRUSTEES

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.