Form 10-Q
period 2006-03-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2006-05-22
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Mewbourne Energy Partners 05-A, L.P.

INDEX

		Page No.
Part I –	Financial Information

Item 1.	Financial Statements

	Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited) - For the three months ended March 31, 2006 and the period from February 14, 2005 (date of inception) through March 31, 2005	4

	Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2006 and the period from February 14, 2005 (date of inception) through March 31, 2005	5

	Statement of Changes In Partners’ Capital (Unaudited) - For the three months ended March 31, 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Disclosure Controls and Procedures	12

Part II –	Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$12,447,395	$12,773,922
Accounts receivable, affiliate	859,188	658,685
Accounts receivable, other	45,383	71,534

Total current assets	13,351,966	13,504,141

Prepaid well costs	260,297	6,916,712

Oil and gas properties at cost, full cost method	18,528,149	8,738,508
Less accumulated depreciation, depletion, amortization and impairment	(2,651,118)	(235,148)

	15,877,031	8,503,360

Total assets	$29,489,294	$28,924,213

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$3,366,404	$646,910

Asset retirement obligation plugging liability	45,846	26,373

Partners’ capital
General partners	23,334,463	25,278,932
Limited partners	2,742,581	2,971,998

Total partners’ capital	26,077,044	28,250,930

Total liabilities and partners’ capital	$29,489,294	$28,924,213

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and

the period from February 14, 2005 (date of inception)

through March 31, 2005

(Unaudited)

	2006	2005
Revenues and other income:

Oil and gas sales	$1,381,361	$—
Interest income	129,263	—

Total revenues and other income	1,510,624	—

Expenses:

Lease operating expense	49,641	—
Production taxes	107,515	—
Administrative and general expense	35,838	—
Depreciation, depletion, and amortization	556,804	—
Cost ceiling write-down	1,859,166	—
Asset retirement obligation accretion	546	—

Net loss	$(1,098,886)	$—

Allocation of net loss:
General partners	$(982,9177	$—

Limited partners	$(115,969)	$—

Basic and diluted net loss per limited and general partner interest (30,000 interests outstanding)	$(36.63)	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and

the period from February 14, 2005 (date of inception)

through March 31, 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,098,886)	$—
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	556,804	—
Cost ceiling write-down	1,859,166	—
Asset retirement obligation accretion	546	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(200,503)	—
Accounts receivable, other	26,151	—
Accounts payable, affiliate	19,752	—

Net cash provided by operating activities	1,163,030	—

Cash flows from investing activities:
Purchase and development of oil and gas properties	(414,557)	—

Net cash used in investing activities	(414,557)	—

Cash flows from financing activities:
Cash distributions to partners	(1,075,000)	—

Net cash used in financing activities	(1,075,000)	—

Net decrease in cash and cash equivalents	(326,527)	—

Cash and cash equivalents, beginning of period	12,773,922	—

Cash and cash equivalents, end of period	$12,447,395	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$25,278,932	$2,971,998	$28,250,930
Cash distributions	(961,552)	(113,448)	(1,075,000)
Net loss	(982,917)	(115,969)	(1,098,886)

Balance at March 31, 2006	$23,334,463	$2,742,581	$26,077,044

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2005, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests. Since the partnership was not funded until July 29, 2005, no business was conducted by the Partnership during the period from February 14, 2005 (date of inception) to March 31, 2005, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2006, approximately $5.6 million of capitalized costs were excluded from amortization, while at December 31, 2005, approximately $1.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $1,859,166 for the three month period ended March 31, 2006. The cost ceiling write-down was caused by the lower gas prices at March 31, 2006.

3. Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2006, is as follows:

Balance, beginning of period	$26,373
Liabilities incurred	18,927
Accretion expense	546

Balance, end of period	$45,846

4. Related Party Transactions

Mewbourne Development Corporation (“MD”) is managing general partner and Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the partnership. Effective 01/01/2006 the Partnership has elected to include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

5. Supplemental Cash Flow Information

During the three months ended March 31, 2006, the Partnership recorded non-cash increases to our oil and gas properties related to the (i) reclassification of prepaid well cost totaling $6,656,415 and (ii) incurrence of additional accounts payable to MOC totaling $2,699,742.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 43 wells. 42 wells were drilled and were productive and 1 well was drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $10,245,859 at March 31, 2006.

During the three months ended March 31, 2006, the Partnership made cash distributions to the investor partners in the amount of $1,075,000. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income during the period from January 1, 2006 to March 31, 2006 totaled $1,510,624, and consisted of oil and gas sales of $1,381,361 and interest income of $129,263. Production volumes during the period ended March 31, 2006 were approximately 974 bbls of oil and 193,970 mcf of gas at corresponding average realized prices of $60.46 per bbl of oil and $6.82 per mcf of gas. Expenses totaling $2,609,510, consisting primarily of lease operating expenses in the amount of $49,641, production taxes in the amount of $107,515, depreciation, depletion, and amortization in the amount of $556,804, and a cost ceiling write-down in the amount of $1,859,166 resulted in net loss for the period of $1,098,886. The cost ceiling write-down was caused by lower gas prices at March 31, 2006. The Partnership’s oil and gas production should increase during the remainder of 2006 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2006 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2006 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2005. No corresponding activities, therefore, occurred during the period from February 14, 2005 (date of inception) through March 31, 2005.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective as of March 31, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
Date: May 22, 2006
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