Form 10-Q
period 2006-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2006-08-21
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Mewbourne Energy Partners 05-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets - June 30, 2006 (Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited) - For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and the period from February 14, 2005 (date of inception) through June 30, 2005	4

	Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2006 and the period from February 14, 2005 (date of inception) through June 30, 2005	5

	Statement of Changes In Partners’ Capital (Unaudited) - For the six months ended June 30, 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	13

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,026,739	$12,773,922
Accounts receivable, affiliate	1,070,352	658,685
Accounts receivable, other	28,474	71,534

Total current assets	8,125,565	13,504,141

Prepaid well costs	—	6,916,712

Oil and gas properties at cost, full cost method	27,095,918	8,738,508
Less accumulated depreciation, depletion, amortization and impairment	(6,631,093)	(235,148)

	20,464,825	8,503,360

Total assets	$28,590,390	$28,924,213

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$6,452,659	$646,910

Asset retirement obligation plugging liability	76,460	26,373

Partners’ capital
General partners	19,742,489	25,278,932
Limited partners	2,318,782	2,971,998

Total partners’ capital	22,061,271	28,250,930

Total liabilities and partners’ capital	$28,590,390	$28,924,213

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005,

the six months ended June 30, 2006 and the period from

February 14, 2005 (date of inception) through June 30, 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$1,583,156	$—	$2,964,517	$—
Interest income	110,256	—	239,519	—

Total revenues and other income	1,693,412	—	3,204,036	—

Expenses:

Lease operating expense	68,111	—	117,752	—
Production taxes	118,540	—	226,055	—
Administrative and general expense	61,002	—	96,840	—
Depreciation, depletion, and amortization	720,798	—	1,277,602	—
Cost ceiling write-down	3,259,177	—	5,118,343	—
Asset retirement obligation accretion	1,557	—	2,103	—

Net (loss)	$(2,535,773)	$—	$(3,634,659)	$—

Allocation of net (loss):
General partners	$(2,268,164)	$—	$(3,251,081)	$—

Limited partners	$(267,609)	$—	$(383,578)	$—

Basic and diluted net (loss) per limited and general partner interest (30,000 interests outstanding)	$(84.53)	$—	$(121.16)	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and

the period from February 14, 2005 (date of inception)

through June 30, 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(3,634,659)	$—
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,277,602	—
Cost ceiling write-down	5,118,343	—
Asset retirement obligation accretion	2,103	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(411,667)	—
Accounts receivable, other	43,060	—
Accounts payable, affiliate	3,685,605	—

Net cash provided by operating activities	6,080,387	—

Cash flows from investing activities:
Purchase and development of oil and gas properties	(9,272,570)	—

Net cash used in investing activities	(9,272,570)	—

Cash flows from financing activities:
Cash distributions to partners	(2,555,000)	—

Net cash used in financing activities	(2,555,000)	—

Net decrease in cash and cash equivalents	(5,747,183)	—
Cash and cash equivalents, beginning of period	12,773,922	—

Cash and cash equivalents, end of period	$7,026,739	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$25,278,932	$2,971,998	$28,250,930
Cash distributions	(2,285,362)	(269,638)	(2,555,000)
Net loss	(3,251,081)	(383,578)	(3,634,659)

Balance at June 30, 2006	$19,742,489	$2,318,782	$22,061,271

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests. Since the Partnership was not funded until July 29, 2005, no business was conducted by the Partnership during the period from February 14, 2005 (date of inception) to June 30, 2005, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2006, approximately $2.6 million of capitalized costs were excluded from amortization, while at December 31, 2005, approximately $1.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $5,118,343 for the six month period ended June 30, 2006. The cost ceiling write-down was caused by the lower gas prices at June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2006, is as follows:

Balance, beginning of period	$26,373
Liabilities incurred	47,984
Accretion expense	2,103

Balance, end of period	$76,460

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

5. Supplemental Cash Flow Information

During the six months ended June 30, 2006, the Partnership recorded non-cash increases to our oil and gas properties related to the incurrence of additional accounts payable to MOC totaling $2,120,143.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership has participated in the drilling of 69 wells. 66 wells were drilled and were productive and 3 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,672,906 at June 30, 2006.

During the six months ended June 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $2,555,000. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three months period ended June 30, 2006 totaled $1,693,412, and consisted of oil and gas sales of $1,583,156 and interest income of $110,256. Production volumes during the period ended June 30, 2006 were approximately 2,634 bbls of oil and 248,165 mcf of gas at corresponding average realized prices of $66.66 per bbl of oil and $5.67 per mcf of gas. Expenses totaling $4,229,185, consisting primarily of lease operating expenses in the amount of $68,111, production taxes in the amount of $118,540, depreciation, depletion, and amortization in the amount of $720,798, and a cost ceiling write-down in the amount of $3,259,177 resulted in net loss for the three month period ended June 30, 2006 of $2,535,773.

Revenues and other income for the six months period ended June 30, 2006 totaled $3,204,036, and consisted of oil and gas sales of $2,964,517 and interest income of $239,519. Production volumes during the period ended June 30, 2006 were approximately 3,609 bbls of oil and 442,135 mcf of gas at corresponding average realized prices of $64.98 per bbl of oil and $6.17 per mcf of gas. Expenses totaling $6,838,695, consisting primarily of lease operating expenses in the amount of $117,752, production taxes in the amount of $226,055, depreciation, depletion, and amortization in the amount of $1,277,602, and a cost ceiling write-down in the amount of $5,118,343 resulted in net loss for the six month period ended June 30, 2006 of $3,634,659. The cost ceiling write-down was caused by the lower gas price at June 30, 2006. The Partnership’s oil and gas production should increase during the remainder of 2006 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2006 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2006 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2005. No corresponding activities, therefore, occurred during the period from February 14, 2005 (date of inception) through June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

1. Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective as of June 30, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
Date: August 21, 2006
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