Form 10-Q
period 2006-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2006-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Mewbourne Energy Partners 05-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and the period from February 14, 2005 (date of inception) through September 30, 2005	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2006 and the period from February 14, 2005 (date of inception) through September 30, 2005	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2006	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	13

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$895,718	$12,773,922
Accounts receivable, affiliate	2,204,424	658,685
Accounts receivable, other	3,275	71,534

Total current assets	3,103,417	13,504,141

Prepaid well costs	—	6,916,712

Oil and gas properties at cost, full cost method	27,737,137	8,738,508
Less accumulated depreciation, depletion, amortization and impairment	(13,737,589)	(235,148)

	13,999,548	8,503,360

Total assets	$17,102,965	$28,924,213

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,678,532	$646,910

Asset retirement obligation plugging liability	100,461	26,373

Partners’ capital
General partners	13,716,199	25,278,932
Limited partners	1,607,773	2,971,998

Total partners’ capital	15,323,972	28,250,930

Total liabilities and partners’ capital	$17,102,965	$28,924,213

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006 and 2005,

the nine months ended September 30, 2006 and the period from

February 14, 2005 (date of inception) through September 30, 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended and Period Ended September 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$2,648,015	$25,810	$5,612,532	$25,810
Interest income	27,356	144,964	266,875	144,964

Total revenues and other income	2,675,371	170,774	5,879,407	170,774

Expenses:

Lease operating expense	142,246	566	259,998	566
Production taxes	211,085	1,881	437,140	1,881
Administrative and general expense	71,229	2,657	168,070	2,657
Depreciation, depletion, and amortization	985,536	8,855	2,263,138	8,855
Cost ceiling write-down	6,120,960	—	11,239,303	—
Asset retirement obligation accretion	1,614	102	3,716	102

Net income (loss)	$(4,857,299)	$156,713	$(8,491,958)	$156,713

Allocation of net income (loss):
General partners	$(4,344,692)	$140,175	$(7,595,773)	$140,175

Limited partners	$(512,607)	$16,538	$(896,185)	$16,538

Basic and diluted net income (loss) per limited and general partner interest (30,000 interests outstanding)	$(161.91)	$5.22	$(283.07)	$5.22

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and

the period from February 14, 2005 (date of inception)

through September 30, 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(8,491,958)	$156,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,263,138	8,855
Cost ceiling write-down	11,239,303	—
Asset retirement obligation accretion	3,716	102
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,545,739)	(25,809)
Accounts receivable, other	68,259	(73,722)
Accounts payable, affiliate	958,588	825,839
Accounts payable, other	—	2,279

Net cash provided by operating activities	4,495,307	894,257

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,938,511)	(823,393)

Net cash used in investing activities	(11,938,511)	(823,393)

Cash flows from financing activities:
Cash distributions to partners	(4,435,000)	—
Capital contributions from partners, net of sales commissions and due diligence fees of $2,550,000	—	27,450,000

Net cash provided by (used in) financing activities	(4,435,000)	27,450,000

Net increase (decrease) in cash and cash equivalents	(11,878,204)	27,520,864
Cash and cash equivalents, beginning of period	12,773,922	—

Cash and cash equivalents, end of period	$895,718	$27,520,864

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$25,278,932	$2,971,998	$28,250,930
Cash distributions	(3,966,960)	(468,040)	(4,435,000)
Net loss	(7,595,773)	(896,185)	(8,491,958)

Balance at September 30, 2006	$13,716,199	$1,607,773	$15,323,972

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2006, approximately $130,000 of capitalized costs were excluded from amortization, while at September 30, 2005, approximately $1,700,000 of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $11,239,303 for the nine month period ended September 30, 2006. The cost ceiling write-down was principally caused by the lower gas prices at September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2006, is as follows:

Balance, beginning of period	$26,373
Liabilities incurred	70,372
Accretion expense	3,716
Balance, end of period	$100,461

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

5. Supplemental Cash Flow Information

During the nine months ended September 30, 2006, the Partnership recorded non-cash increases to our oil and gas properties related to the incurrence of additional accounts payable to MOC totaling $73,034.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership has participated in the drilling of 85 wells. 82 wells were drilled and were productive and 3 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,424,885 at September 30, 2006.

During the nine months ended September 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $4,435,000. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three months period ended September 30, 2006 totaled $2,675,371, and consisted of oil and gas sales of $2,648,015 and interest income of $27,356. Production volumes during the period ended September 30, 2006 were approximately 5,745 bbls of oil and 390,144 mcf of gas at corresponding average realized prices of $66.89 per bbl of oil and $5.80 per mcf of gas. Expenses totaling $7,532,670, consisting primarily of lease operating expenses in the amount of $142,246, production taxes in the amount of $211,085, depreciation, depletion, and amortization in the amount of $985,536, and a cost ceiling write-down in the amount of $6,120,960 resulted in net loss for the three month period ended September 30, 2006 of $4,857,299. The Partnership’s oil and gas production should increase during the remainder of 2006 as production from recently completed wells is sold. Interest income should decrease for the remainder of 2006 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during the remainder of 2006 and that production costs, operating expenses and depletion provisions will increase.

Revenues and other income for the nine months period ended September 30, 2006 totaled $5,879,407, and consisted of oil and gas sales of $5,612,532 and interest income of $266,875. Production volumes during the period ended September 30, 2006 were approximately 9,354 bbls of oil and 832,279 mcf of gas at corresponding average realized prices of $66.15 per bbl of oil and $6.00 per mcf of gas. Expenses totaling $14,371,365, consisting primarily of lease operating expenses in the amount of $259,998, production taxes in the amount of $437,140, depreciation, depletion, and amortization in the amount of $2,263,138, and a cost ceiling write-down in the amount of $11,239,303 resulted in net loss for the nine month period ended September 30, 2006 of $8,491,958. The cost ceiling write-down was caused by the lower gas price at September 30, 2006. The Partnership’s oil and gas production should increase during the remainder of 2006 as production from recently completed wells is sold. Interest income should decrease for the remainder of 2006 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during the remainder of 2006 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2005. Revenues and other income from the period from February 14, 2005 (date of inception) through September 30, 2005 totaled $170,774, and consisted of gas sales of $25,810 and interest income of $144,964. Production volumes were approximately 2,798 mcf of gas at corresponding average realized prices of $9.22 per mcf of gas. Expenses totaling $14,061, consisting primarily of lease operating expenses in the amount of $566, production taxes in the amount of $1,881, and depreciation, depletion, and amortization in the amount of $8,855 resulted in net income for the period of $156,713.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2006, a 10% change in the price received for natural gas production would have had an approximate $499,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective as of September 30, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MDC’s internal controls or in other factors which has materially affected, or is reasonable likely to materially affect the internal controls over financial reporting

Part II – Other Information

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

Date: November 14, 2006

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