Form 10-Q
period 2007-03-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2007-05-15
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Mewbourne Energy Partners 05-A, L.P.

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$123,911	$3,045
Accounts receivable, affiliate	1,440,054	1,551,686

Total current assets	1,563,965	1,554,731

Oil and gas properties at cost, full cost method	29,048,337	28,739,898
Less accumulated depreciation, depletion, amortization and impairment	(14,854,947)	(14,310,471)

	14,193,390	14,429,427

Total assets	$15,757,355	$15,984,158

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,602,009	$1,273,400

Asset retirement obligation	104,490	102,573

Partners’ capital
General partners	—	13,075,951
Limited partners	14,050,856	1,532,234

Total partners’ capital	14,050,856	14,608,185

Total liabilities and partners’ capital	$15,757,355	$15,984,158

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues and other income:

Oil and gas sales	$2,105,614	$1,381,361
Interest income	1,583	129,263

Total revenues and other income	2,107,197	1,510,624

Expenses:

Lease operating expense	141,613	49,641
Production taxes	164,293	107,515
Administrative and general expense	97,227	35,838
Depreciation, depletion, and amortization	544,476	556,804
Cost ceiling write-down	—	1,859,166
Asset retirement obligation accretion	1,917	546

Net income (loss)	$1,157,671	$(1,098,886)

Allocation of net income (loss):
General partners	$—	$(982,917)

Limited partners	$1,157,671	$(115,969)

Basic and diluted net income (loss) per limited and general partner interest (30,000 interests outstanding)	$38.59	$(36.63)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,157,671	$(1,098,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	544,476	556,804
Cost ceiling write-down	—	1,859,166
Asset retirement obligation accretion	1,917	546
Changes in operating assets and liabilities:
Accounts receivable, affiliate	111,632	(200,503)
Accounts receivable, other	—	26,151
Accounts payable, affiliate	328,609	19,752

Net cash provided by (used in) operating activities	2,144,305	1,163,030

Cash flows from investing activities:
Purchase and development of oil and gas properties	(308,439)	(7,070,972)
Prepaid well costs	—	6,656,415

Net cash used in investing activities	(308,439)	(414,557)

Cash flows from financing activities:
Cash distributions to partners	(1,715,000)	(1,075,000)

Net cash used in financing activities	(1,715,000)	(1,075,000)

Net increase (decrease) in cash and cash equivalents	120,866	(326,527)

Cash and cash equivalents, beginning of period	3,045	12,773,922

Cash and cash equivalents, end of period	$123,911	$12,447,395

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2006	$13,075,951	$1,532,234	$14,608,185
Conversion of general partner interests to limited partner interests	(13,075,951)	13,075,951	—
Cash distributions	—	(1,715,000)	(1,715,000)
Net income	—	1,157,671	1,157,671

Balance at March 31, 2007	$—	$14,050,856	$14,050,856

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2006, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests. During the quarter ended March 31, 2007, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2007, all capitalized costs were subject to amortization while at March 31, 2006, approximately $5.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three month period ended March 31, 2007. There was a cost ceiling write-down of $1,859,166 for the three month period ended March 31, 2006.

3. Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$102,573	$26,373
Liabilities incurred	—	70,864
Accretion expense	1,917	5,336

Balance, end of period	$104,490	$102,573

4. Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the partnership. Effective January 1, 2006 the Partnership has elected to include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

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

Liquidity and Capital Resources

Mewbourne Energy Partners 05-A, L.P. was formed February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 and concluded July 29, 2005, with total investor contributions of $30,000,000. During the quarter ended March 31, 2007, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 86 wells. 83 wells were drilled and were productive and 3 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $(38,044) at March 31, 2007.

During the three months ended March 31, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,715,000 as compared to $1,075,000 for the three months ended March 31, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Oil and gas revenues

	Three Months Ended March 31,
	2007	2006
Oil and gas sales	$2,105,614	$1,381,361
Barrels produced	4,533	974
Mcf produced	273,110	193,970
Average price/bbl	$55.68	$60.46
Average price/mcf	$6.79	$6.82

As shown in the table above, total oil and gas sales increased $724,253 (52.4%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this increase, $198,149 and $536,149, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 3,559 bbls of oil and 79,140 mcf of gas for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in volumes of oil and gas sold was primarily due to the addition of 40 new wells completed since March 31, 2006. These increases were partially offset by decreases of $4,657 and $5,388, respectively, related to decreases in the average prices of oil and gas sold. Average oil and gas prices decreased to $55.68 per bbl and $6.79 per mcf for the three months ended March 31, 2007 from $60.46 per bbl and $6.82 per mcf for the three months ended March 31, 2006.

Interest income. Interest income was $1,583 during the three months ended March 31, 2007 as compared to $129,263 during the three month period ended March 31, 2006. Interest income decreased in 2007 as available cash was utilized for drilling and equipping of wells during the year ended December 31, 2006.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2007 totaled $141,613 compared to $49,641 for the period ended March 31, 2006. Production taxes during the period ended March 31, 2007 totaled $164,293 as compared to $107,515 for the period ended March 31, 2006. Lease operating expenses and production taxes increased as additional wells were drilled and completed during 2006.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2007 total $544,476, which is comparable to $556,804 for the three month period ended March 31, 2006.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended March 31, 2007. There was a cost ceiling write-down of $1,859,166 for the three month period ended March 31, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2007 total $97,227 compared to $35,838 for the period ended March 31, 2006. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $185,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended March 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Mewbourne Energy Partners 05-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: May 15, 2007

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.