Form 10-Q
period 2007-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2007-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 05-A, L.P.

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$534	3,045
Accounts receivable, affiliate	1,512,346	1,551,686

Total current assets	1,512,880	1,554,731

Oil and gas properties at cost, full cost method	29,290,621	28,739,898
Less accumulated depreciation, depletion, amortization and impairment	(15,394,696)	(14,310,471)

	13,895,925	14,429,427

Total assets	$15,408,805	$15,984,158

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,863,419	$1,273,400

Asset retirement obligation	106,406	102,573

Partners’ capital
General partners	—	13,075,951
Limited partners	13,438,980	1,532,234

Total partners’ capital	13,438,980	14,608,185

Total liabilities and partners’ capital	$15,408,805	$15,984,158

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006 and

the six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas sales	$2,226,895	$1,583,156	$4,332,509	$2,964,517
Interest income	1,260	110,256	2,843	239,519

Total revenues and other income	2,228,155	1,693,412	4,335,352	3,204,036

Expenses:
Lease operating expense	144,508	68,111	286,121	117,752
Production taxes	169,209	118,540	333,502	226,055
Administrative and general expense	104,649	61,002	201,876	96,840
Depreciation, depletion, and amortization	539,749	720,798	1,084,225	1,277,602
Cost ceiling write-down	—	3,259,177	—	5,118,343
Asset retirement obligation accretion	1,916	1,557	3,833	2,103

Net income (loss)	$1,268,124	$(2,535,773)	$2,425,795	$(3,634,659)

Allocation of net income (loss):
General partners	$—	$(2,268,164)	$—	$(3,251,081)

Limited partners	$1,268,124	$(267,609)	$2,425,795	$(383,578)

Basic and diluted net income (loss) per limited and general partner interest (30,000 interests outstanding)	$42.27	$(84.53)	$80.86	$(121.16)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,425,795	$(3,634,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,084,225	1,277,602
Cost ceiling write-down	—	5,118,343
Asset retirement obligation accretion	3,833	2,103
Changes in operating assets and liabilities:
Accounts receivable, affiliate	39,340	(411,667)
Accounts receivable, other	—	43,060
Accounts payable, affiliate	590,019	3,685,605

Net cash provided by operating activities	4,143,212	6,080,387

Cash flows from investing activities:
Purchase and development of oil and gas properties	(550,723)	(9,272,570)

Net cash used in investing activities	(550,723)	(9,272,570)

Cash flows from financing activities:
Cash distributions to partners	(3,595,000)	(2,555,000)

Net cash used in financing activities	(3,595,000)	(2,555,000)

Net decrease in cash and cash equivalents	(2,511)	(5,747,183)

Cash and cash equivalents, beginning of period	3,045	12,773,922

Cash and cash equivalents, end of period	$534	$7,026,739

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2006	$13,075,951	$1,532,234	$14,608,185
Conversion of general partner interests to limited partner interests	(13,075,951)	13,075,951	—
Cash distributions	—	(3,595,000)	(3,595,000)
Net income	—	2,425,795	2,425,795

Balance at June 30, 2007	$—	$13,438,980	$13,438,980

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007, all capitalized costs were subject to amortization while at June 30, 2006, approximately $2.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $5,118,343 for the six month period ended June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007 and the year ended December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
Balance, beginning of period	$102,573	$26,373
Liabilities incurred	—	70,864
Accretion expense	3,833	5,336

Balance, end of period	$106,406	$102,573

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of eighty-six wells. Eighty-three wells were drilled and were productive and three wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $(350,539) at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $3,595,000 as compared to $2,555,000 for the six months ended June 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Oil and gas revenues

	Three Months Ended June 30,
	2007	2006
Oil and gas sales	$2,226,895	$1,583,156
Barrels produced	6,635	2,634
Mcf produced	258,235	248,165
Average price/bbl	$60.63	$66.66
Average price/mcf	$7.07	$5.67

As shown in the table above, total oil and gas sales increased $643,739 (40.7%) for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this increase, $242,536 and $70,104, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased by 4,001 bbls of oil and 10,070 mcf of gas for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in volumes of oil and gas sold was primarily due to the addition of seventeen new wells completed since June 30, 2006. Also, an increase in the average price of gas resulted in an additional increase in gas sales of $346,977 These increases were partially offset by a decrease of $15,878 in oil sales for the three months ended June 30, 2007 due to a decrease in the average price of oil sold. The average oil price decreased to $60.63 per bbl for the three months ended June 30, 2007 from $66.66 per bbl for the three months ended June 30, 2006. The average gas price increased to $7.07 per mcf for the three months ended June 30, 2007 from $5.67 for the three months ended June 30, 2006.

Interest income. Interest income was $1,260 during the three months ended June 30, 2007 as compared to $110,256 during the three month period ended June 30, 2006. Interest income decreased in 2007 as available cash was utilized for drilling and equipping of wells during the remainder of 2006 and into 2007.

Lease operations and production taxes. Lease operating expense during the three month period ended June 30, 2007 total $144,508 compared to $68,111 for the three month period ended June 30, 2006. Production taxes during the three month period ended June 30, 2007 total $169,209 as compared to $118,540 for the three month period ended June 30, 2006. Lease operating expenses and production taxes increased as additional wells were drilled and completed during 2006 and into 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2007 total $539,749, compared to $720,798 for the three month period ended June 30, 2006. The decrease is due to a lower amortizable base due to 2006 cost ceiling write-downs.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended June 30, 2007. There was a cost ceiling write-down of $3,259,177 for the three month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2007 total $104,649 compared to $61,002 for the period ended June 30, 2006. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Oil and gas revenues

	Six Months Ended June 30,
	2007	2006
Oil and gas sales	$4,332,509	$2,964,517
Barrels produced	11,168	3,609
Mcf produced	531,345	442,135
Average price/bbl	$58.62	$64.98
Average price/mcf	$6.92	$6.17

As shown in the table above, total oil and gas sales increased $1,367,992 (46.1%) for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this increase, $443,115 and $618,262, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased by 7,559 bbls of oil and 89,210 mcf of gas for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in volumes of oil and gas sold was primarily due to the addition of seventeen new wells completed since June 30, 2006. Also, an increase in the average price of gas resulted in an additional increase in gas sales of $329,580. These increases were partially offset by a decrease of $22,965 in oil sales for the six months ended June 30, 2007 due to a decrease in the average price of oil sold. The average oil price decreased to $58.62 per bbl for the six months ended June 3, 2007 from $64.98 per bbl for the six months ended June 30, 2006. The average gas price increased to $6.92 per mcf for the six months ended June 30, 2007 from $6.17 for the six months ended June 30, 2006.

Interest income. Interest income was $2,843 during the six months ended June 30, 2007 as compared to $239,519 during the six month period ended June 30, 2006. Interest income decreased in 2007 as available cash was utilized for drilling and equipping of wells during 2006 and the six months ended June 30, 2007.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 total $286,121 compared to $117,752 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 total $333,502 as compared to $226,055 for the period ended June 30, 2006. Lease operating expenses and production taxes increased as additional wells were drilled and completed during 2006 and the six months ended June 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2007 total $1,084,225, compared to $1,277,602 for the six month period ended June 30, 2006. The decrease is due to a lower amortizable base due to 2006 cost ceiling write-downs.

Cost ceiling write-down. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $5,118,343 for the six month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2007 total $201,876 compared to $96,840 for the period ended June 30, 2006. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $368,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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
Date: August 14, 2007

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