Form 10-Q
period 2007-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2007-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Mewbourne Energy Partners 05-A, L.P.

INDEX

		Page No.
Part I –	Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II –	Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 05-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$7,217	$3,045
Accounts receivable, affiliate	1,290,538	1,551,686

Total current assets	1,297,755	1,554,731

Oil and gas properties at cost, full cost method	29,486,716	28,739,898
Less accumulated depreciation, depletion, amortization and impairment	(15,918,089)	(14,310,471)

	13,568,627	14,429,427

Total assets	$14,866,382	$15,984,158

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,860,815	$1,273,400

Asset retirement obligation	108,323	102,573

Partners’ capital
General partners	—	13,075,951
Limited partners	12,897,244	1,532,234

Total partners’ capital	12,897,244	14,608,185

Total liabilities and partners’ capital	$14,866,382	$15,984,158

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006 and

the nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues and other income:

Oil and gas sales	$2,021,027	$2,648,015	$6,353,536	$5,612,532
Interest income	951	27,356	3,794	266,875
Loss on settlement of ARO	(313)	—	(313)	—

Total revenues and other income	2,021,665	2,675,371	6,357,017	5,879,407

Expenses:
Lease operating expense	137,895	142,246	424,016	259,998
Production taxes	159,148	211,085	492,650	437,140
Administrative and general expense	86,048	71,229	287,924	168,070
Depreciation, depletion, and amortization	523,393	985,536	1,607,618	2,263,138
Cost ceiling write-down	—	6,120,960	—	11,239,303
Asset retirement obligation accretion	1,917	1,614	5,750	3,716

Total expenses	908,401	7,532,670	2,817,958	14,371,365

Net income (loss)	$1,113,264	$(4,857,299)	$3,539,059	$(8,491,958)

Allocation of net income (loss):
General partners	$—	$(4,344,692)	$—	$(7,595,773)

Limited partners	$1,113,264	$(512,607)	$3,539,059	$(896,185)

Basic and diluted net income (loss) per limited and general partner interest (30,000 interests outstanding)	$37.11	$(161.91)	$117.97	$(283.07)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,539,059	$(8,491,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on settlement of ARO	313	—
Depreciation, depletion, and amortization	1,607,618	2,263,138
Cost ceiling write-down	—	11,239,303
Asset retirement obligation accretion	5,750	3,716
Changes in operating assets and liabilities:
Accounts receivable, affiliate	261,148	(1,545,739)
Accounts receivable, other	—	68,259
Accounts payable, affiliate	587,415	958,588

Net cash provided by operating activities	6,001,303	4,495,307

Cash flows from investing activities:
Purchase and development of oil and gas properties	(747,131)	(11,938,511)

Net cash used in investing activities	(747,131)	(11,938,511)

Cash flows from financing activities:
Cash distributions to partners	(5,250,000)	(4,435,000)

Net cash used in financing activities	(5,250,000)	(4,435,000)

Net increase (decrease) in cash and cash equivalents	4,172	(11,878,204)
Cash and cash equivalents, beginning of period	3,045	12,773,922

Cash and cash equivalents, end of period	$7,217	$895,718

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2006	$13,075,951	$1,532,234	$14,608,185
Conversion of general partner interests to limited partner interests	(13,075,951)	13,075,951	—
Cash distributions	—	(5,250,000)	(5,250,000)
Net income	—	3,539,059_	3,539,059_

Balance at September 30, 2007	$—	$12,897,244	$12,897,244

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests. Of this amount, $27,450,000 was available after sales commissions and due diligence fees were paid. During the quarter ended March 31, 2007, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007, all capitalized costs were subject to amortization while at September 30, 2006, approximately $130,000 of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at September 30, 2007. There was a cost ceiling write-down of $11,239,303 at September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Balance, beginning of period	$102,573	$26,373
Liabilities incurred	—	70,864
Accretion expense	5,750	5,336

Balance, end of period	$108,323	$102,573

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $(563,060) at September 30, 2007. The Partnership anticipates retaining revenue to increase working capital.

During the nine months ended September 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $5,250,000 as compared to $4,435,000 for the nine months ended September 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Oil and gas revenues

	Three Months Ended September 30,
	2007	2006
Oil and gas sales	$2,021,027	$2,648,015
Barrels produced	7,535	5,745
Mcf produced	255,997	390,144
Average price/bbl	$72.76	$66.89
Average price/mcf	$5.75	$5.80

As shown in the table above, total oil and gas sales decreased $626,988 (23.7%) for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Of this, $770,552 was related to a decrease in the volume of gas sold to 255,997 mcf for the three months ended September 30, 2007 from 390,144 mcf for the three months ended September 30, 2006. This was partially offset by an increase of $130,226 in oil sales due to an increase in the volume of oil sold to 7,535 barrels for the three months ended September 30, 2007 from 5,745 barrels for the three months ended September 30, 2006. The decrease in volume of gas sold was due to normal declines in production, which in some wells was substantial. This was partially offset by an increase in the volume of oil sold. Also, oil sales increased by $33,749 due to an increase in the average price to $72.76 per barrel for the three months ended September 30, 2007 from $66.89 per barrel for the three months ended September 30, 2006. This increase was partially offset by a decrease of $20,411 in gas sales related to a decrease in the average gas price to $5.75 per mcf for the three months ended September 30, 2007 from $5.80 per mcf for the three months ended September 30, 2006.

Interest income. Interest income was $951 for the three months ended September 30, 2007 as compared to $27,356 for the three month period ended September 30, 2006. Interest income decreased in 2007 as available cash was utilized for drilling and equipping of wells during the remainder of 2006 and into 2007.

Lease operations and production taxes. Lease operating expense for the three months ended September 30, 2007 were comparable to those for the three months ended September 30, 2006. Production taxes for the three months ended September 30, 2007 total $159,148 as compared to $211,085 for the three months ended September 30, 2006. The decrease in production taxes was due to the decrease in sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2007 total $523,393, compared to $985,536 for the three months ended September 30, 2006. The decrease is due to reduced gas production and to a lower amortizable base related to the September 30, 2006 cost ceiling write-down.

Cost ceiling write-down. There was no cost ceiling write-down at September 30, 2007. There was a cost ceiling write-down of $6,120,960 at September 30, 2006, which was caused by the lower gas price at September 30, 2006.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2007 total $86,048 compared to $71,229 for the three months ended September 30, 2006. The overall increase is due to increased administrative expenses allocable to the partnership, which was partially offset by lower general expenses for reporting costs.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Oil and gas revenues

	Nine Months Ended September 30,
	2007	2006
Oil and gas sales	$6,353,536	$5,612,532
Barrels produced	18,702	9,354
Mcf produced	787,342	832,279
Average price/bbl	$64.32	$66.15
Average price/mcf	$6.54	$6.00

As shown in the table above, total oil and gas sales increased $741,004 (13.2%) for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this increase, $601,261 was related to an increase in the volume of oil sold, to 18,702 barrels of oil for the nine months ended September 30, 2007 from 9,354 barrels for the nine months ended September 30, 2006. This was partially offset by a $292,492 decrease due to the decrease in the volume of gas sold to 787,342 mcf for the nine months ended September 30, 2007 from 832,279 for the nine months ended September 30, 2006. The decrease in volume of gas sold was due to normal declines in production, which in some wells was substantial. This was partially offset by an increase in the volume of oil sold. Also, gas sales increased by $449,371 due to the increase in the average price of gas to $6.54 per mcf for the nine months ended September 30, 2007 from $6.00 per mcf for the nine months ended September 30, 2006. This was partially offset by a $17,136 decrease in oil sales due to the decrease in the average price of oil to $64.32 per barrel for the nine months ended September 30, 2007 from $66.15 per barrel for the nine months ended September 30, 2006.

Interest income. Interest income was $3,794 during the nine months ended September 30, 2007 as compared to $266,875 during the nine months ended September 30, 2006. Interest income decreased in 2007 as available cash was utilized for drilling and equipping of wells during the remainder of 2006 and into 2007.

Lease operations and production taxes. Lease operating expense during the nine months ended September 30, 2007 total $424,016 compared to $259,998 for the nine months ended September 30, 2006 as more wells were active and producing for the entire nine month period in 2007. Production taxes for the nine months ended September 30, 2007 total $492,650 as compared to $437,140 for the nine months ended September 30, 2006 due to increased sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2007 total $1,607,618, compared to $2,263,138 for the nine months ended September 30, 2006. The decrease is due to a lower amortizable base due to the September 30, 2006 cost ceiling write-down.

Cost ceiling write-down. There was no cost ceiling write-down at September 30, 2007. There was a cost ceiling write-down of $11,239,303 at September 30, 2006, which was caused by the lower gas prices on March 31, 2006, June 30, 2006 and September 30, 2006.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2007 total $287,924 compared to $168,070 for the nine months ended September 30, 2006. The overall increase is due to increased administrative expenses allocable to the partnership and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $515,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended September 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2007

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