Form 10-K
period 2007-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2008-03-31
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Limited Partner Interests

(Title of class)

General Partner Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market currently exists for the limited and general partner interests of the registrant. Based on original purchase price the aggregate market value of limited and general partner interests owned by non-affiliates of the registrant is $30,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-113340.

MEWBOURNE ENERGY PARTNERS 05-A, LP

SIGNATURES

INDEX TO EXHIBITS

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification of CEO Pursuant to Section 906

Certification of CFO Pursuant to Section 906

PART I

ITEM 1.	Business

Mewbourne Energy Partners 05-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 14, 2005 (date of inception). Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant.

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 04-05 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $30,000,000 (30,000 interests) per partnership. The Registration Statement was declared effective by the Securities and Exchange Commission on June 1, 2005. On July 29, 2005, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2008, MOC employed 183 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 80% of the Registrant’s reserves at December 31, 2007 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

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

The Registrant’s ceiling test calculations for the year ended December 31, 2007 indicated no impairment of oil and natural gas properties.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2007, 83 wells had been drilled and were productive and 3 wells had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the years ended December 31, 2007 and 2006:

	2007		2006
	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	—	—	61	7.569
Non-productive wells	—	—	2	0.328

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3.	Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2007 covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2008, the Registrant had 30,000 outstanding limited and general partnership interests held of record by 1,128 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2007 and 2006 were $6,615,474 and $6,375,000, respectively.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2007 and 2006:

Operating results	2007	2006
Oil and gas sales	$8,223,332	$7,848,875
Net income (loss)	$4,590,392	$(7,267,745)
Basic and diluted net income (loss) per limited and general partner interest (30,000 outstanding)	$153.01	$(242.26)

At year-end:
Total Assets	$14,659,562	$15,984,158
Cash distributions per limited and general partner interest (30,000 outstanding)	$220.52	$212.50

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2007 and 2006:

	2007	2006
Oil and gas sales	$8,223,332	$7,848,875
Barrels produced	22,548	15,217
Mcf produced	1,011,262	1,132,229
Average price/bbl	$68.62	$62.81
Average price/mcf	$6.60	$6.09

Year ended December 31, 2007 compared to the year ended December 31, 2006

Oil and natural gas sales. As shown in the table above, total oil and gas sales increased $374,457 (4.8%) for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Of this, $503,021 was related to an increase in the volume of oil sold to 22,548 Bbls for the year ended December 31, 2007 from 15,217 Bbls for the year ended December 31, 2006, which was the result of increased oil production in some wells in 2007. This was offset by a decrease of $796,575 in gas sales due to a decrease in the volume of gas sold to 1,011,262 Mcf for year ended December 31, 2007 from 1,132,229 Mcf for the year ended December 31, 2006. The decrease in volume of gas sold was due to normal declines in production, which in some wells were substantial. Also, oil sales increased by $88,363 due to an increase in the average price to $68.62 per barrel for the year ended December 31, 2007 from $62.81 per barrel for the year ended December 31, 2006. The decrease in gas sales related to the volume decrease mentioned above was partially offset by an increase of $579,648 in sales due to an increase in the average gas price to $6.60 per Mcf for the year ended December 31, 2007 from $6.09 per Mcf for the year ended December 31, 2006.

Interest income. Interest income decreased from $271,732 in 2006 to $4,262 in 2007 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $440,138 in 2006 to $627,625 in 2007 due to a greater number of completed wells in production for the entire year in 2007. Production taxes increased from $602,534 in 2006 to $640,704 in 2007 due to the increased revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $2,836,019 in 2006 to $2,032,112 in 2007 due to reductions in the full cost pool amortizable base. The lower amortizable base was caused by quarterly cost ceiling write-downs in 2006.

Cost ceiling write-downs. There were quarterly cost ceiling write-downs totaling $11,239,304 in the year ending December 31, 2006. The cost ceiling write-downs were caused by lower gas prices at March 31, 2006, June 30, 2006 and September 30, 2006. There were no quarterly cost ceiling write-downs in the year ending December 31, 2007.

Liquidity and capital resources

Cash decreased by $449 during the year ended December 31, 2007. Cash flows from operating activities were utilized primarily for recompletion costs and cash distributions to partners. The Partnership anticipates retaining revenue to increase working capital. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$102,573	$26,373
Liabilities incurred	—	70,864
Accretion expense	7,666	5,336

Balance, end of period	$110,239	$102,573

Organization and Related Party Transactions

The Partnership was organized on February 14, 2005 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $270,294 and $1,274,225 for the years ended December 31, 2007 and 2006, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to  7 /10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees of $210,000 were allocated to the Partnership for each of the years ended December 31, 2007 and 2006.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $263,750 and $221,555 were allocated to the Partnership for the years ended December 31, 2007 and 2006, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the year ended December 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $668,000 impact on revenue.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, MD’s management conducted an evaluation, under the supervision and with the participation of MD’s principal executive officer and principal financial officer, of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, MD’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Registrant’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Registrant to disclose material information otherwise required to be set forth in the Registrant’s periodic reports.

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in Internal Control — Integrated Framework, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2007	Position
Curtis W. Mewbourne	72	President and Director

J. Roe Buckley	45	Vice President and Chief Financial Officer

Alan Clark	55	Treasurer and Controller

Michael F. Shepard	61	Secretary and General Counsel

Dorothy M. Cuenod	47	Assistant Secretary and Director

Ruth M. Buckley	46	Assistant Secretary and Director

Julie M. Greene	44	Assistant Secretary and Director

Curtis W. Mewbourne, age 72, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 43 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 45, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 55, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 61, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 47 received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 46, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 44, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2007 and 2006:

	2007	2006
Administrative and general expense, management fees and payment of well charges and supervision charges in accordance with standard industry operating agreements	$744,044	$1,705,780

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

In August 2006, the Registrant changed audit firms from PricewaterhouseCoopers LLP to BDO Seidman, LLP. The aggregate fees billed, including expenses, by BDO Seidman, LLP for 2007 and 2006 for services are set forth below:

	For the Years Ended December 31,
	2007	2006
Audit	$26,000	$26,000

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements
The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2007 and 2006

Statements of operations for the years ended December 31, 2007 and 2006

Statements of changes in partners’ capital for the years ended December 31, 2007 and 2006

Statements of cash flows for the years ended December 31, 2007 and 2006

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

/s/ Curtis W. Mewbourne	President/Director	March 31, 2008
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 31, 2008
J. Roe Buckley	Chief Financial Officer

/s/ Alan Clark	Treasurer and Controller	March 31, 2008
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2008
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2008
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2008
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

For the years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A, L.P. and to the Board of Directors of Mewbourne Development Corporation Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 05-A, L.P. as of December 31, 2007 and 2006 and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mewbourne Energy Partners 05-A, L.P. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

March 31, 2008

MEWBOURNE ENERGY PARTNERS 05-A, LP

BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash	$2,596	$3,045
Accounts receivable, affiliate	1,305,072	1,551,686

Total current assets	1,307,668	1,554,731

Oil and gas properties at cost, full-cost method	29,694,477	28,739,898
Less accumulated depreciation, depletion, amortization and impairment	(16,342,583)	(14,310,471)

	13,351,894	14,429,427

Total assets	$14,659,562	$15,984,158

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$1,966,220	$1,273,400

Total current liabilities	1,966,220	1,273,400

Asset retirement obligation	110,239	102,573
Partners’ capital:
General partners	—	13,075,951
Limited partners	12,583,103	1,532,234

Total partners’ capital	12,583,103	14,608,185

Total liabilities and partners’ capital	$14,659,562	$15,984,158

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, LP

STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 and 2006

	2007	2006
Revenues and other income:
Oil sales	$1,547,197	$955,813
Gas sales	6,676,135	6,893,062
Interest income	4,262	271,732

Total revenues and other income	8,227,594	8,120,607

Expenses:
Lease operating expense	627,625	440,138
Production taxes	640,704	602,534
Administrative and general expense	329,095	265,021
Depreciation, depletion, and amortization	2,032,112	2,836,019
Cost ceiling write-down	—	11,239,304
Asset retirement obligation accretion	7,666	5,336

Total expenses	3,637,202	15,388,352

Net income (loss)	$4,590,392	$(7,267,745)

Allocation of net income (loss):
General partners	$—	$(6,500,756)

Limited partners	$4,590,392	$(766,989)

Basic and diluted net income (loss) per limited and general partner interest (30,000 interests outstanding)	$153.01	$(242.26)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, LP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2007 and 2006

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$25,278,932	$2,971,998	$28,250,930

Cash distributions	(5,702,225)	(672,775)	(6,375,000)
Net loss	(6,500,756)	(766,989)	(7,267,745)

Balance at December 31, 2006	13,075,951	1,532,234	14,608,185

Conversion of general partner interests to limited partner interests	(13,075,951)	13,075,951	—

Cash distributions		(6,615,474)	(6,615,474)
Net income	—	4,590,392	4,590,392

Balance at December 31, 2007	$—	$12,583,103	$12,583,103

Distribution amount per partnership unit for the year ended December 31, 2006	$212.50	$212.50

Distribution amount per partnership unit for the year ended December 31, 2007	$—	$220.52

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, LP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,590,392	$(7,267,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,032,112	2,836,019
Cost ceiling write-down	—	11,239,304
Asset retirement obligation accretion	7,666	5,336
Changes in operating assets and liabilities:
Accounts receivable, affiliate	246,614	(893,001)
Accounts receivable, other	—	71,534
Accounts payable, affiliate	692,820	626,490

Net cash provided by operating activities	7,569,604	6,617,937

Cash flows from investing activities:
Purchase and development of oil and gas properties	(954,579)	(13,013,814)

Net cash used in investing activities	(954,579)	(13,013,814)

Cash flows from financing activities:
Cash distributions to partners	(6,615,474)	(6,375,000)

Net cash used in financing activities	(6,615,474)	(6,375,000)

Net decrease in cash and cash equivalents	(449)	(12,770,877)
Cash and cash equivalents, beginning of period	3,045	12,773,922

Cash, end of period	$2,596	$3,045

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$744	$70,864

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner equity interests and $3,156,000 were sold to 130 subscribers as limited partner equity interests. During 2007 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no equity interest in the Partnership.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. A substantial portion of the Program’s gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2007 and 2006, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no quarterly cost ceiling write-downs during the year ended December 31, 2007. There were quarterly cost ceiling write-downs totaling $11,239,304 during the year ended December 31, 2006

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$102,573	$26,373
Liabilities incurred	—	70,864
Accretion expense	7,666	5,336

Balance, end of period	$110,239	$102,573

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2007 and 2006, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $11,209,640 and $11,425,613 at December 31, 2007 and 2006, respectively.

2.	Organization and Related Party Transactions:

The Partnership was organized on February 14, 2005 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $270,294 and $1,274,225 for the years ended December 31, 2007 and 2006, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to  7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees of $210,000 were allocated to the Partnership for each of the years ended December 31, 2007 and 2006.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $263,750 and $221,555 were allocated to the Partnership for the years ended December 31, 2007 and 2006, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for 2007 and 2006 are as follows:

	Quarters Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
Total revenues	$2,105,614		$2,226,895		$2,020,714		$1,869,365
Gross profit (a)	1,156,088		1,266,864		1,112,313		1,050,865
Net income	1,157,671		1,268,124		1,113,264		1,051,333
Basic and diluted net income per limited and general interest (30,000 interests outstanding)	38.59		42.27		37.11		35.04

	Quarters Ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Total revenues	$1,381,361		$1,583,156		$2,648,015		$2,236,343
Gross profit (loss) (a)	(1,228,149	) (b)	(2,646,029	) (c)	(4,884,655	) (d)	1,219,356
Net income (loss)	(1,098,886	) (b)	(2,535,773	) (c)	(4,857,299	) (d)	1,224,213
Basic and diluted net income (loss) per limited and general interest (30,000 interests outstanding)	(36.63)		(84.53)		(161.91)		40.81

(a)	Total revenue less operating costs.
(b)	Includes cost ceiling write-down of $1,859,166.
(c)	Includes cost ceiling write-down of $3,259,177.
(d)	Includes cost ceiling write-down of $6,120,961.

4.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2007 and 2006:

	2007	2006
Costs incurred for the year:
Development	$955,323	$19,930,526

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Cost of oil and natural gas properties at year-end:
Producing assets—Proved properties	$29,598,314	$28,642,991
Asset retirement obligation	96,163	96,907

Total capitalized cost	29,694,477	28,739,898
Accumulated depreciation, depletion, amortization and impairment	(16,342,583)	(14,310,471)

Net capitalized costs	$13,351,894	$14,429,427

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

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2007. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (Thousands of bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
Balance at December 31, 2005	19	2,277
Revisions to previous estimates	12	115
Extensions, discoveries and other additions	127	6,524
Production	(15)	(1,132)

Balance at December 31, 2006 (1)	143	7,784
Revisions to previous estimates	(6)	246
Extensions, discoveries and other additions	8	203
Production	(22)	(1,011)

Balance at December 31, 2007(1)	123	7,222

(1)	All of these reserves are categorized as proved developed as of December 31, 2007 and 2006.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.