Form 10-Q
period 2008-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2008-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$23,749	$2,596
Accounts receivable, affiliate	1,818,130	1,305,072

Total current assets	1,841,879	1,307,668

Oil and gas properties at cost, full-cost method	29,886,291	29,694,477
Less accumulated depreciation, depletion, amortization and impairment	(17,143,075)	(16,342,583)

	12,743,216	13,351,894

Total assets	$14,585,095	$14,659,562

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$1,335,919	$1,966,220

Total current liabilities	1,335,919	1,966,220

Asset retirement obligation	114,431	110,239
Partners’ capital	13,134,745	12,583,103

Total liabilities and partners’ capital	$14,585,095	$14,659,562

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$2,756,366	$2,226,895	$4,783,583	$4,332,509
Interest income	330	1,260	726	2,843

Total revenues and other income	2,756,696	2,228,155	4,784,309	4,335,352

Expenses
Lease operating expense	110,560	144,508	269,672	286,121
Production taxes	169,730	169,209	329,944	333,502
Administrative and general expense	107,371	104,649	182,052	201,876
Depreciation, depletion, and amortization	416,802	539,749	800,492	1,084,225
Asset retirement obligation accretion	2,060	1,916	4,120	3,833

Total expenses	806,523	960,031	1,586,280	1,909,557

Net income	$1,950,173	$1,268,124	$3,198,029	$2,425,795

Basic and diluted net income per limited partner interest (30,000 interests outstanding)	$65.01	$42.27	$106.60	$80.86

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,198,029	$2,425,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	800,492	1,084,225
Asset retirement obligation accretion	4,120	3,833
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(513,058)	39,340
Accounts payable, affiliate	(630,300)	590,019

Net cash provided by operating activities	2,859,283	4,143,212

Cash flows from investing activities:
Purchase and development of oil and gas properties	(191,743)	(550,723)

Net cash used in investing activities	(191,743)	(550,723)

Cash flows from financing activities:
Cash distributions to partners	(2,646,387)	(3,595,000)

Net cash used in financing activities	(2,646,387)	(3,595,000)

Net increase (decrease) in cash	21,153	(2,511)
Cash, beginning of period	2,596	3,045

Cash, end of period	$23,749	$534

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$72	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$12,583,103
Cash distributions	(2,646,387)
Net income	3,198,029

Balance at June 30, 2008	$13,134,745

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner interests and $3,156,000 were sold to 130 subscribers as limited partner interests. During 2007, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$110,239	$102,573
Liabilities incurred	72	—
Accretion expense	4,120	7,666

Balance, end of period	$114,431	$110,239

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 05-A, L.P. was formed February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 and concluded July 29, 2005, with total investor contributions of $30,000,000. During 2007, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $505,961 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $2,646,387 as compared to $3,595,000 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$2,756,366	$2,226,895
Barrels produced	4,094	6,635
Mcf produced	240,018	258,235
Average price/bbl	$120.89	$60.63
Average price/mcf	$9.42	$7.07

As shown in the table above, total oil and gas sales increased $529,471 (23.8%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this increase, $399,822 and $608,454, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $120.89 per bbl and $9.42 per mcf for the three months ended June 30, 2008 from $60.63 per bbl and $7.07 per mcf for the three months ended June 30, 2007.

This increase was partially offset by decreases of $307,165 and $171,640, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,541 bbls of oil and 18,217 mcf of gas for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease in volumes of oil and gas sold was primarily due to normal declines in production.

Production taxes. Production taxes during the three month period ended June 30, 2008 increased to $169,730 from $169,209 for the three month period ended June 30, 2007. This increase was due to increased revenue and was partially offset by production tax credits for high cost gas wells.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 decreased to $110,560 from $144,508 for the three month period ended June 30, 2007 due to decreased well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $416,802 from $539,749 for the three month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2008 totaled $107,371 which was comparable to $104,649 for the three month period ended June 30, 2007.

Results of Operations

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$4,783,583	$4,332,509
Barrels produced	7,531	11,168
Mcf produced	447,319	531,345
Average price/bbl	$109.36	$58.62
Average price/mcf	$8.85	$6.92

As shown in the table above, total oil and gas sales increased $451,074 (10.4%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this increase, $566,584 and $1,026,086, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $109.36 per bbl and $8.85 per mcf for the six months ended June 30, 2008 from $58.62 per bbl and $6.92 per mcf for the six months ended June 30, 2007.

This increase was partially offset by decreases of $397,727 and $743,869, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,637 bbls of oil and 84,026 mcf of gas for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease in volumes of oil and gas sold was primarily due to normal declines in production.

Production taxes. Production taxes during the six month period ended June 30, 2008 decreased to $329,944 from $333,502 for the six month period ended June 30, 2007. This decrease was due to production tax credits for high cost gas wells and was partially offset by increases due to increased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 decreased to $269,672 from $286,121 for the six month period ended June 30, 2007 due to decreased well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 decreased to $800,492 from $1,084,225 for the six month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2008 totaled $182,052 compared to $201,876 for the six month period ended June 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008 and lower general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $396,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2008
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