Form 10-Q
period 2008-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2008-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$34,996	$2,596
Accounts receivable, affiliate	1,651,793	1,305,072

Total current assets	1,686,789	1,307,668

Oil and gas properties at cost, full-cost method	29,930,985	29,694,477
Less accumulated depreciation, depletion, amortization and impairment	(17,631,104)	(16,342,583)

	12,299,881	13,351,894

Total assets	$13,986,670	$14,659,562

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$738,199	$1,966,220

Total current liabilities	738,199	1,966,220

Asset retirement obligation	118,827	110,239
Partners’ capital	13,129,644	12,583,103

Total liabilities and partners’ capital	$13,986,670	$14,659,562

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$436,864	$548,254	$1,260,391	$1,202,924
Gas sales	2,349,765	1,472,773	6,309,821	5,150,612
Interest income	288	951	1,014	3,794

Total revenues and other income	2,786,917	2,021,978	7,571,226	6,357,330

Expenses
Lease operating expense	122,627	137,895	392,299	424,016
Production taxes	167,586	159,148	497,530	492,650
Administrative and general expense	96,762	86,048	278,814	287,924
Depreciation, depletion, and amortization	488,028	523,393	1,288,520	1,607,618
Asset retirement obligation accretion	2,763	2,230	6,883	6,063

Total expenses	877,766	908,714	2,464,046	2,818,271

Net income	$1,909,151	$1,113,264	$5,107,180	$3,539,059

Basic and diluted net income per limited partner interest (30,000 interests outstanding)	$63.64	$37.11	$170.24	$117.97

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,107,180	$3,539,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,288,520	1,607,618
Asset retirement obligation accretion	6,883	6,063
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(346,721)	261,148
Accounts payable, affiliate	(1,228,021)	587,415

Net cash provided by operating activities	4,827,841	6,001,303

Cash flows from investing activities:
Purchase and development of oil and gas properties	(234,802)	(747,131)

Net cash used in investing activities	(234,802)	(747,131)

Cash flows from financing activities:
Cash distributions to partners	(4,560,639)	(5,250,000)

Net cash used in financing activities	(4,560,639)	(5,250,000)

Net increase in cash	32,400	4,172
Cash, beginning of period	2,596	3,045

Cash, end of period	$34,996	$7,217

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$2,347	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$12,583,103
Cash distributions	(4,560,639)
Net income	5,107,180

Balance at September 30, 2008	$13,129,644

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$110,239	$102,573
Liabilities incurred	1,705	—
Accretion expense	6,883	7,666

Balance, end of period	$118,827	$110,239

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $948,590 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $4,560,639 as compared to $5,250,000 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$436,864	$548,254
Barrels produced	3,812	7,535
Average price/bbl	$114.60	$72.76
Gas sales	$2,349,765	$1,472,773
Mcf produced	262,290	255,997
Average price/mcf	$8.96	$5.75

Oil and gas revenues. As shown in the table above, total oil and gas sales increased $765,602, a 37.9% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $315,274 and $820,615 were due to increases in average prices of oil and gas sold, respectively. Average prices rose to $114.60 from $72.76 per bbl and to $8.96 from $5.75 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. In addition, an increase of $56,377 relates to increased volumes of gas sold. Volumes of gas increased 6,293 mcf of gas for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase in volumes of gas sold was due to increased production in several wells.

These increases were partially offset by a decrease of $426,664 related to a decrease in volumes of oil sold. Volumes decreased 3,723 bbls of oil for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease in volumes of oil sold was due to normal declines in production, which in some wells was substantial.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $167,586 from $159,148 for the three month period ended September 30, 2007. This increase was due to increased revenue and was partially offset by high cost gas well production tax credits.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 decreased to $122,627 from $137,895 for the three month period ended September 30, 2007 due to decreased well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 decreased to $488,028 from $523,393 for the three month period ended September 30, 2007. This decrease was due to the overall decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 totaled $96,762 compared to $86,048 for the three month period ended September 30, 2007. The overall increase was due to increased administrative expenses allocable to the partnership, which was partially offset by lower general expenses for reporting costs.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$1,260,391	$1,202,924
Barrels produced	11,343	18,702
Average price/bbl	$111.12	$64.32
Gas sales	$6,309,821	$5,150,612
Mcf produced	709,610	787,342
Average price/mcf	$8.89	$6.54

Oil and gas revenues. As shown in the table above, total oil and gas sales increased $1,216,676, a 19.1% increase, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this increase, $875,171 and $1,850,399 were due to increases in the average prices of oil and gas sold, respectively. Average prices increased to $111.12 from $64.32 per bbl and to $8.89 from $6.54 per mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

This increase was partially offset by decreases of $817,704 and $691,190 related to decreases in volumes of oil and gas sold, respectively. Volumes of oil and gas sold decreased 7,359 bbls of oil and 77,732 mcf of gas for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These decreases in volumes of oil and gas sold were primarily due to normal declines in production.

Production taxes. Production taxes during the nine month period ended September 30, 2008 increased to $497,530 from $492,650 for the nine month period ended September 30, 2007. This increase was due to increased revenue and was partially offset by high cost gas well production tax credits.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 decreased to $392,299 from $424,016 for the nine month period ended September 30, 2007 due to decreased well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 decreased to $1,288,520 from $1,607,618 for the nine month period ended September 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 totaled $278,814 compared to $287,924 for the nine month period ended September 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2008 and lower general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $631,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008
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