Form 10-K
period 2008-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2009-03-31
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market currently exists for the limited partner interests of the Registrant. Based on original purchase price the aggregate market value of limited partner interests owned by non-affiliates of the Registrant is $30,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-113340.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

PART I

ITEM 1.	Business

Mewbourne Energy Partners 05-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 14, 2005 (date of inception). Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2009, MOC employed 208 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 88% of the Registrant’s reserves at December 31, 2008 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

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

The Registrant’s ceiling test calculations for the year ended December 31, 2008 indicated no impairment of oil and natural gas properties.

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

In addition, in response to studies suggesting that emissions of certain gases may be contributing to warming of the earth’s atmosphere, many states are beginning to consider initiatives to track and record these gases, generally referred to as “greenhouse gases,” with several states having already adopted regulatory initiatives aimed at reducing emissions of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are included among the types of gases targeted by greenhouse gas initiatives and laws. This movement is in its infancy but regulatory initiatives or legislation placing restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect operations of oil and gas wells and the demand for oil and gas products.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2008, the Registrant owned working interests in eighty-seven producing wells. The Registrant had no drilling activity for the years ended December 31, 2008 and 2007.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3.	Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2008 covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2009, the Registrant had 30,000 outstanding limited partnership interests held of record by 1,128 subscribers. There is no established public or organized trading market for the limited partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2008 and 2007 were $6,067,134 and $6,615,474, respectively.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2008 and 2007:

Operating results	2008	2007
Oil and gas sales	$9,069,541	$8,223,332
Net income	$5,933,929	$4,590,392
Basic and diluted net income per partner interest (30,000 outstanding)	$197.80	$153.01

At year-end:
Total Assets	$12,949,505	$14,659,562

Cash distributions per limited and general partner interest (30,000 outstanding)	$202.24	$220.52

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007:

	2008	2007
Oil sales	$1,484,151	$1,547,197
Barrels produced	15,132	22,548
Average price/bbl	$98.08	$68.62

Gas sales	$7,585,390	$6,676,135
Mcf produced	951,910	1,011,262
Average price/mcf	$7.97	$6.60

Oil and gas revenues. As shown in the table above, total oil and gas sales rose by $846,209, a 10.3% increase, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Of this increase, $664,317 and $1,382,207 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $98.08 from $68.62 per bbl and to $7.97 from $6.60 per mcf for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Those increases were partially offset by reductions in revenue of $727,363 and $472,952 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 7,416 bbls and 59,352 mcf for the year ended December 31, 2008 as compared to the year ended December 31, 2007. These decreases in the volumes sold were primarily due to normal declines in production.

Lease operations. Lease operating expense during the year ended December 31, 2008 decreased to $550,639 from $627,625 due to well repairs and workovers during the year ended December 31, 2007.

Production taxes. Production taxes during the year ended December 31, 2008 decreased to $583,321 from $640,704 for the year ended December 31, 2007 due to production tax credits for high cost gas wells.

Administrative and general expenses. Administrative and general expenses decreased to $265,258 in 2008 from $329,095 in 2007 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $2,032,112 in 2007 to $1,728,511 in 2008. The decrease is primarily due to the decline in gas production volumes.

Liquidity and capital resources

Cash increased by $19,090 during the year ended December 31, 2008. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

New Accounting Pronouncements

Modernization of Oil and Gas Reporting - In January 2009, the Securities and Exchange Commission issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No.162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Partnership adopted SFAS No. 157, which applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations - In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS No. 159 for any of its financial assets and liabilities that are not currently measured at fair value.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Balance, beginning of period	$110,239	$102,573
Liabilities incurred	1,705	—
Accretion expense	8,988	7,666

Balance, end of period	$120,932	$110,239

Organization and Related Party Transactions

The Partnership was organized on February 14, 2005 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $227,364 and $270,294 for the years ended December 31, 2008 and 2007, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the partnership paid to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Management fees of $210,000 were allocated to the Partnership for the each of the years ended December 31, 2008 and 2007. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $210,020 and $263,750 were allocated to the Partnership during the years ended December 31, 2008 and 2007, respectively.

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

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the year ended December 31, 2008, a 10% change in the price received for natural gas production would have had an approximate $759,000 impact on revenue.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

ITEM 8.	Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K”.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in Internal Control — Integrated Framework, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2008 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2008	Position
Curtis W. Mewbourne	73	President and Director

J. Roe Buckley	46	Executive Vice President and Chief Financial Officer

Alan Clark	56	Treasurer and Controller

Michael F. Shepard	62	Secretary and General Counsel

Dorothy M. Cuenod	48	Assistant Secretary and Director

Ruth M. Buckley	47	Assistant Secretary and Director

Julie M. Greene	45	Assistant Secretary and Director

Curtis W. Mewbourne, age 73, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 43 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 46, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Executive Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 56, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 62, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 48 received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 47, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 45, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2008 and 2007:

	2008	2007
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$647,384	$744,044

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

The Partnership has retained BDO Seidman, LLP as their independent registered public accounting firm to perform auditing services. BDO Seidman, LLP’s fees for 2008 and 2007 are set forth below:

	For the Years Ended December 31,
	2008	2007
Audit Fees	$26,000	$26,000

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements	20

		The following are filed as part of this annual report:

		Report of Independent Registered Accounting Firm	21

		Balance sheets as of December 31, 2008 and 2007	22

		Statements of operations for the years ended December 31, 2008 and 2007	23

		Statements of changes in partners’ capital for the years ended December 31, 2008 and 2007	24

		Statements of cash flows for the years ended December 31, 2008 and 2007	25

		Notes to financial statements	26

	2.	Financial statement schedules

		None.

		All required information is in the financial statements or the notes thereto, or is not applicable or required.

	3.	Exhibits

		The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

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

/s/ Curtis W. Mewbourne	President/Director	March 31, 2009
Curtis W. Mewbourne

/s/ J. Roe Buckley	Executive Vice President
J. Roe Buckley	Chief Financial Officer	March 31, 2009

/s/ Alan Clark	Treasurer and Controller	March 31, 2009
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2009
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2009
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2009
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

For the years ended December 31, 2008 and 2007

Report of Independent Registered Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A L.P. and to the Board of Directors of Mewbourne Development Corporation Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 05-A L.P. as of December 31, 2008 and 2007 and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mewbourne Energy Partners 05-A L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

March 31, 2009

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS

Cash	$21,686	$2,596
Accounts receivable, affiliate	973,427	1,305,072
Accounts receivable, other	27,758	—

Total current assets	1,022,871	1,307,668

Oil and gas properties at cost, full-cost method	29,997,729	29,694,477
Less accumulated depreciation, depletion, amortization and impairment	(18,071,095)	(16,342,583)

	11,926,634	13,351,894

Total assets	$12,949,505	$14,659,562

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$378,675	$1,966,220

Total current liabilities	378,675	1,966,220

Asset retirement obligation	120,932	110,239

Partners’ capital	12,449,898	12,583,103

Total liabilities and partners’ capital	$12,949,505	$14,659,562

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 and 2007

	2008	2007
Revenues and other income:
Oil sales	$1,484,151	$1,547,197
Gas sales	7,585,390	6,676,135
Interest income	1,105	4,262

Total revenues and other income	9,070,646	8,227,594

Expenses:
Lease operating expense	550,639	627,625
Production taxes	583,321	640,704
Administrative and general expense	265,258	329,095
Depreciation, depletion, and amortization	1,728,511	2,032,112
Asset retirement obligation accretion	8,988	7,666

Total expenses	3,136,717	3,637,202

Net income	$5,933,929	$4,590,392

Basic and diluted net income per partner interest (30,000 interests outstanding)	$197.80	$153.01

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2008 and 2007

Partners’ Capital
Balance at December 31, 2006	$14,608,185

Cash distributions	(6,615,474)
Net income	4,590,392

Balance at December 31, 2007	12,583,103

Cash distributions	(6,067,134)
Net income	5,933,929

Balance at December 31, 2008	$12,449,898

Distribution amount per partnership unit for the year ended December 31, 2007	$220.52

Distribution amount per partnership unit for the year ended December 31, 2008	$202.24

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$5,933,929	$4,590,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,728,511	2,032,112
Asset retirement obligation accretion	8,988	7,666
Changes in operating assets and liabilities:
Accounts receivable, affiliate	331,645	246,614
Accounts receivable, other	(27,758)	—
Accounts payable, affiliate	(1,587,545)	692,820

Net cash provided by operating activities	6,387,770	7,569,604

Cash flows from investing activities:
Purchase and development of oil and gas properties	(301,546)	(954,579)

Net cash used in investing activities	(301,546)	(954,579)

Cash flows from financing activities:
Cash distributions to partners	(6,067,134)	(6,615,474)

Net cash used in financing activities	(6,067,134)	(6,615,474)

Net increase (decrease) in cash	19,090	(449)
Cash, beginning of period	2,596	3,045

Cash, end of period	$21,686	$2,596

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$1,705	$744

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 05-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 14, 2005. The offering of limited and general partnership interests began June 1, 2005 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded July 29, 2005, with total investor contributions of $30,000,000 originally being sold to 1,128 subscribers of which $26,844,000 were sold to 998 subscribers as general partner equity interests and $3,156,000 were sold to 130 subscribers as limited partner equity interests. During 2007 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no significant equity interest in the Partnership.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

New Accounting Pronouncements

Modernization of Oil and Gas Reporting - In January 2009, the Securities and Exchange Commission issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No.162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Partnership adopted SFAS No. 157, which applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations - In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS No. 159 for any of its financial assets and liabilities that are not currently measured at fair value.

Cash

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Balance, beginning of period	$110,239	$102,573
Liabilities incurred	1,705	—
Accretion expense	8,988	7,666

Balance, end of period	$120,932	$110,239

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2008 and 2007, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $10,481,755 and $11,209,640 at December 31, 2008 and 2007, respectively.

2.	Organization and Related Party Transactions:

The Partnership was organized on February 14, 2005 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $227,364 and $270,294 for the years ended December 31, 2008 and 2007, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the partnership paid to MD a management fee in the amount equal to  7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Management fees of $210,000 were allocated to the Partnership for the each of the years ended December 31, 2008 and 2007. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $210,020 and $263,750 were allocated to the Partnership during the years ended December 31, 2008 and 2007, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for 2008 is as follows:

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$2,027,217	$2,756,366	$2,786,629	$1,499,329
Gross profit (a)	1,247,460	1,949,843	1,908,863	826,658
Net income	1,247,856	1,950,173	1,909,151	826,749
Basic and diluted net income per partner interest (30,000 interests outstanding)	$41.60	$65.01	$63.64	$27.56

Summarized unaudited quarterly financial data for 2007 is as follows:

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$2,105,614	$2,226,895	$2,020,714	$1,869,365
Gross profit (a)	1,156,088	1,266,864	1,112,313	1,050,865
Net income	1,157,671	1,268,124	1,113,264	1,051,333
Basic and diluted net income per partner interest (30,000 interests outstanding)	$38.59	$42.27	$37.11	$35.04

(a)	Total revenue less operating costs.

4.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2008 and 2007 were:

	2008	2007
Development	$301,546	$955,323

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$29,899,861	$29,598,314
Asset retirement obligation	97,868	96,163

Total capitalized cost	29,997,729	29,694,477
Accumulated depreciation, depletion, amortization and impairment	(18,071,095)	(16,342,583)

Net capitalized costs	$11,926,634	$13,351,894

Estimated Net Quantities of Proved Oil and Gas Reserves:

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2008 The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

	Crude Oil and Condensate (Thousands of bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
Proved Reserves:
Balance at December 31, 2006	143	7,784

Revisions to previous estimates	(6)	246
Extensions, discoveries and other additions	8	203
Production	(22)	(1,011)

Balance at December 31, 2007 (1)	123	7,222

Revisions to previous estimates	5	347
Extensions, discoveries and other additions	2	65
Production	(15)	(952)

Balance at December 31, 2008 (1)	115	6,682

(1)	All of these reserves are categorized as proved developed as of December 31, 2008 and 2007.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.