Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2010-08-16
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash	$83,863	$15,159
Accounts receivable, affiliate	674,560	708,677
Prepaid state taxes	38,819	27,333

Total current assets	797,242	751,169

Oil and gas properties at cost, full-cost method	30,119,052	30,070,865
Less accumulated depreciation, depletion, amortization and impairment	(24,245,067)	(23,869,828)

	5,873,985	6,201,037

Total assets	$6,671,227	$6,952,206

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$106,642	$103,622

Total current liabilities	106,642	103,622

Asset retirement obligation	181,126	132,177

Partners’ capital	6,383,459	6,716,407

Total liabilities and partners’ capital	$6,671,227	$6,952,206

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$238,291	$91,688	$426,769	$180,489
Gas sales	909,961	354,826	2,017,883	1,200,798
Interest income	52	85	87	148

Total revenues and other income	1,148,304	446,599	2,444,739	1,381,435

Expenses:
Lease operating expense	90,107	81,152	217,376	185,532
Production taxes	86,237	27,083	186,032	96,071
Administrative and general expense	65,010	64,024	106,408	121,809
Depreciation, depletion, and amortization	188,910	132,160	375,239	489,605
Cost ceiling write-down	-	-	-	4,960,963
Asset retirement obligation accretion	2,651	2,280	4,940	4,501

Total expenses	432,915	306,699	889,995	5,858,481

Net income (loss)	$715,389	$139,900	$1,554,744	$(4,477,046)

Basic and diluted net income (loss) per partner interest (30,000 interests outstanding)	$23.85	$4.66	$51.82	$(149.23)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,554,744	$(4,477,046)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	375,239	489,605
Cost ceiling write-down	-	4,960,963
Asset retirement obligation accretion	4,940	4,501
Changes in operating assets and liabilities:
Accounts receivable, affiliate	34,117	643,674
Prepaid state taxes	(11,486)	27,758
Accounts payable, affiliate	3,020	(72,912)

Net cash provided by operating activities	1,960,574	1,576,543

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,178)	(50,331)

Net cash used in investing activities	(4,178)	(50,331)

Cash flows from financing activities:
Cash distributions to partners	(1,887,692)	(1,544,241)

Net cash used in financing activities	(1,887,692)	(1,544,241)

Net increase (decrease) in cash	68,704	(18,029)

Cash, beginning of period	15,159	21,686

Cash, end of period	$83,863	$3,657

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$44,009	$2,478

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$6,716,407

Cash distributions	(1,887,692)

Net income	1,554,744

Balance at June 30, 2010	$6,383,459

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $4,960,963 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$132,177	$120,932
Liabilities incurred	44,009	2,487
Accretion expense	4,940	8,758

Balance, end of period	$181,126	$132,177

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $690,600 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $1,887,692 as compared to $1,544,241 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$238,291	$91,688
Barrels produced	3,067	1,876
Average price/bbl	$77.70	$48.87

Gas sales	$909,961	$354,826
Mcf produced	190,026	113,053
Average price/mcf	$4.79	$3.14

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $701,738, a 157.2% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $54,068 and $186,541 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $77.70 from $48.87 per bbl and to $4.79 from $3.14 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Also included in this increase were $92,535 and $368,594 due to increases in the volumes of oil and gas sold by 1,191 bbls and 76,973 mcf, respectively. The lower volume for the three months ended June 30, 2009 was due to the curtailment of some of the Partnership’s wells during April and May, 2009.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 increased to $90,107 from $81,152 due to more well repairs and workovers in the three month period ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $86,237 from $27,083 for the three month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 was $65,010, which was comparable to $64,024 for the three month period ended June 30, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 increased to $188,910 from $132,160 for the three month period ended June 30, 2009. This was due to an increase in production during the three month period ended June 30, 2010.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$426,769	$180,489
Barrels produced	5,585	4,278
Average price/bbl	$76.41	$42.19

Gas sales	$2,017,883	$1,200,798
Mcf produced	377,025	288,623
Average price/mcf	$5.35	$4.16

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $1,063,365, a 77% increase, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this increase, $146,408 and $343,947 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $76.41 from $42.19 per bbl and to $5.35 from $4.16 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

In addition, $99,872 and $473,138 were due to increases in the volumes of oil and gas sold by 1,307 bbls and 88,402 mcf. The lower volume for the six months ended June 30, 2009 was due to the curtailment of some of the Partnership’s wells during April and May, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 increased to $217,376 from $185,532 due to more well repairs and workovers in the six month period ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2010 increased to $186,032 from $96,071 for the six month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $106,408 from $121,809 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $375,239 from $489,605 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $4,960,963 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $202,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 16, 2010

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