Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2010-11-15
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash	$24,288	$15,159
Accounts receivable, affiliate	564,553	708,677
Prepaid state taxes	41,195	27,333

Total current assets	630,036	751,169

Oil and gas properties at cost, full-cost method	30,083,973	30,070,865
Less accumulated depreciation, depletion, amortization and impairment	(24,401,347)	(23,869,828)

	5,682,626	6,201,037

Total assets	$6,312,662	$6,952,206

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$98,552	$103,622

Total current liabilities	98,552	103,622

Asset retirement obligation	144,526	132,177

Partners’ capital	6,069,584	6,716,407

Total liabilities and partners’ capital	$6,312,662	$6,952,206

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$171,714	$144,190	$598,483	$324,679
Gas sales	674,940	557,185	2,692,823	1,757,983
Interest income	-	14	87	162

Total revenues and other income	846,654	701,389	3,291,393	2,082,824

Expenses:
Lease operating expense	102,721	86,960	320,097	272,492
Production taxes	60,259	48,714	246,291	144,785
Administrative and general expense	49,026	12,869	155,434	134,678
Depreciation, depletion, and amortization	156,280	184,795	531,519	674,400
Cost ceiling write-down	-	-	-	4,960,963
Asset retirement obligation accretion	2,009	2,129	6,949	6,630

Total expenses	370,295	335,467	1,260,290	6,193,948

Net income (loss)	$476,359	$365,922	$2,031,103	$(4,111,124)

Basic and diluted net income (loss) per partner interest (30,000 interests outstanding)	$15.88	$12.20	$67.70	$(137.04)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,031,103	$(4,111,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	531,519	674,400
Cost ceiling write-down	-	4,960,963
Asset retirement obligation accretion	6,949	6,630
Changes in operating assets and liabilities:
Accounts receivable, affiliate	144,124	535,618
Prepaid state taxes	(13,862)	27,758
Accounts payable, affiliate	(5,070)	(213,790)

Net cash provided by operating activities	2,694,763	1,880,455

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,708)	(50,085)

Net cash used in investing activities	(7,708)	(50,085)

Cash flows from financing activities:
Cash distributions to partners	(2,677,926)	(1,844,300)

Net cash used in financing activities	(2,677,926)	(1,844,300)

Net increase (decrease) in cash	9,129	(13,930)

Cash, beginning of period	15,159	21,686

Cash, end of period	$24,288	$7,756

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$5,400	$2,487

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$6,716,407

Cash distributions	(2,677,926)

Net income	2,031,103

Balance at September 30, 2010	$6,069,584

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $4,960,963 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$132,177	$120,932
Liabilities incurred	5,400	2,487
Accretion expense	6,949	8,758

Balance, end of period	$144,526	$132,177

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $531,484 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $2,677,926 as compared to $1,844,300 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$171,714	$144,190
Barrels produced	2,551	2,191
Average price/bbl	$67.31	$65.81

Gas sales	$674,940	$557,185
Mcf produced	158,153	164,470
Average price/mcf	$4.27	$3.39

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $145,279, a 20.7% increase, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this increase, $3,292 and $144,714 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $67.31 from $65.81 per bbl and to $4.27 from $3.39 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. In addition, $24,232 was due to an increase in the volume of oil sold by 360 bbls.

Those increases were partially offset by a decrease in revenue of $26,959 due to a decline in the volume of gas sold. The volume sold decreased by 6,317 mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in volume of gas sold was due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 increased to $102,721 from $86,960 due to more well repairs and workovers in the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 increased to $60,259 from $48,714 for the three month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $49,026 from $12,869 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $156,280 from $184,795 for the three month period ended September 30, 2009 due to the decreased gas production volumes for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$598,483	$324,679
Barrels produced	8,136	6,469
Average price/bbl	$73.56	$50.19

Gas sales	$2,692,823	$1,757,983
Mcf produced	535,178	453,093
Average price/mcf	$5.03	$3.88

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $1,208,644, a 58% increase, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this increase, $151,180 and $521,818 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $73.56 from $50.19 per bbl and to $5.03 from $3.88 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

In addition, $122,624 and $413,022 were due to increases in the volumes of oil and gas sold by 1,667 bbls and 82,085 mcf. The lower volume for the nine months ended September 30, 2009 was due to the curtailment of some of the Partnership’s wells during April and May, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 increased to $320,097 from $272,492 due to more well repairs and workovers in the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 increased to $246,291 from $144,785 for the nine month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 increased to $155,434 from $134,678 for the nine month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $531,519 from $674,400 for the nine month period ended September 30, 2009 due to a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $4,960,963 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $269,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 15, 2010

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