Form 10-K
period 2010-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2011-03-31
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2011, MOC employed 252 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 71% of the Registrant’s reserves at December 31, 2010 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the year ended December 31, 2010.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2010, the Registrant owned working interests in ninety-three producing wells. The Registrant had no drilling activity for the years ended December 31, 2010 and 2009.

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

At March 31, 2011, the Registrant had 30,000 outstanding limited partnership interests held of record by 1,128 subscribers. There is no established public or organized trading market for the limited partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2010 and 2009 were $3,286,160 and $2,185,131, respectively.

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

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009:

	2010	2009
Oil sales	$754,914	$528,152
Barrels produced	10,072	9,294
Average price/bbl	$74.95	$56.83

Gas sales	$3,304,668	$2,524,675
Mcf produced	669,360	609,824
Average price/mcf	$4.94	$4.14

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $1,006,755, a 33.0% increase, for the year ended December 31, 2010 as compared to year ended December 31, 2009.

Of this increase, $168,450 and $486,060 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.95 from $56.83 per bbl and to $4.94 from $4.14 per mcf for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

In addition, $58,312 and $293,933 were due to increases in the volumes of oil and gas sold, respectively, by 778 bbls of oil and 59,536 mcf of gas. The increase in volumes sold was primarily from additional working interests from farmed out wells that paid out during the twelve months ended December 31, 2010.

Lease operations. Lease operating expense during the year ended December 31, 2010 increased to $508,231 from $414,929 for the year ended December 31, 2009 due to additional well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2010 increased to $302,469 from $216,211 for the year ended December 31, 2009 due to increased revenue.

Administrative and general expenses. Administrative and general expenses increased to $193,167 for the year ended December 31, 2010 from $162,728 for the year ended December 31, 2009 due to increased administrative expenses allocable to the Partnership and higher reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased to $663,850 for the year ended December 31, 2010 from $837,770 for the year ended December 31, 2009. The decrease was primarily due to the lower amortizable base as a result of the $4,960,963 cost ceiling write-down in 2009.

Cost ceiling write-down. The $4,960,963 cost ceiling write-down at March 31, 2009 was a result of decreased oil and gas prices on that date. There were no cost ceiling write-downs during 2010.

Liquidity and Capital Resources

Cash decreased by $11,681 during the year ended December 31, 2010. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Full Cost Method of Accounting

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared by using the oil and gas pricing guidelines established by the Securities and Exchange Commission, projected development and production costs and a 10 percent annual discount rate.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Balance, beginning of period	$132,177	$120,932
Liabilities incurred	6,231	2,487
Accretion expense	9,290	8,758

Balance, end of period	$147,698	$132,177

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $231,902 and $220,784 for the years ended December 31, 2010 and 2009, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $149,207 and $124,416 were allocated to the Partnership during the years ended December 31, 2010 and 2009, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general andadministrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K, Item 305 for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in Internal Control — Integrated Framework, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2010 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2010	Position
Curtis W. Mewbourne	75	Chief Executive Officer

J. Roe Buckley	48	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	50	President and Chief Operating Officer

Alan Clark	58	Treasurer and Controller

Michael F. Shepard	64	Secretary and General Counsel

Dorothy M. Cuenod	50	Assistant Secretary and Director

Ruth M. Buckley	49	Assistant Secretary and Director

Julie M. Greene	47	Assistant Secretary and Director

Curtis W. Mewbourne, age 75, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 45 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 48, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 50, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 58, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 64, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 50 received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 49, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 47, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right to manage and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13.	Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2010 and 2009:

	2010	2009
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$381,109	$345,200

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for 2010 and 2009 are set forth below:

	For the Years Ended December 31,
	2010	2009
Audit Fees	$27,023	$26,859

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

		The following are filed as part of this annual report:

		Report of Independent Registered Accounting Firm	19

		Balance sheets as of December 31, 2010 and 2009	20

		Statements of operations for the years ended December 31, 2010 and 2009	21

		Statements of changes in partners’ capital for the years ended December 31, 2010 and 2009	22

		Statements of cash flows for the years ended December 31, 2010 and 2009	23

		Notes to financial statements	24

	2.	Financial statement schedules

		Not required for smaller reporting companies

	3.	Exhibits

		The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

		None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne
Curtis W. Mewbourne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	Chief Executive Officer	March 31, 2011
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2011

/s/ Kenneth S. Waits	President
Kenneth S. Waits	Chief Operating Officer	March 31, 2011

/s/ Alan Clark	Treasurer and Controller	March 31, 2011
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2011
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2011
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2011
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

As of and for the years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 05-A L.P. (Partnership) as of December 31, 2010 and 2009 and the related statements of operations, change in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 31, 2011

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
ASSETS

Cash	$3,478	$15,159
Accounts receivable, affiliate	514,752	708,677
Prepaid state taxes	7,128	27,333

Total current assets	525,358	751,169

Oil and gas properties at cost, full-cost method	30,088,209	30,070,865
Less accumulated depreciation, depletion, amortization and impairment	(24,533,678)	(23,869,828)

	5,554,531	6,201,037

Total assets	$6,079,889	$6,952,206

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$119,282	$103,622

Total current liabilities	119,282	103,622

Asset retirement obligation	147,698	132,177

Partners’ capital	5,812,909	6,716,407

Total liabilities and partners’ capital	$6,079,889	$6,952,206

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

	2010	2009
Revenues and other income:
Oil sales	$754,914	$528,152
Gas sales	3,304,668	2,524,675
Interest income	87	172

Total revenues and other income	4,059,669	3,052,999

Expenses:
Lease operating expense	508,231	414,929
Production taxes	302,469	216,211
Administrative and general expense	193,167	162,728
Depreciation, depletion, and amortization	663,850	837,770
Cost ceiling write-down	—	4,960,963
Asset retirement obligation accretion	9,290	8,758

Total expenses	1,677,007	6,601,359

Net income (loss)	$2,382,662	$(3,548,360)

Basic and diluted net income (loss) per partner interest
(30,000 interests outstanding)	$79.42	$(118.28)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2010 and 2009

Partners’
Capital
Balance at December 31, 2008	$12,449,898

Cash distributions	(2,185,131)
Net loss	(3,548,360)

Balance at December 31, 2009	6,716,407

Cash distributions	(3,286,160)
Net income	2,382,662

Balance at December 31, 2010	$5,812,909

Distribution amount per partnership unit for the year ended December 31, 2009	$72.84

Distribution amount per partnership unit for the year ended December 31, 2010	$109.54

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,382,662	$(3,548,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	663,850	837,770
Cost ceiling write-down	—	4,960,963
Asset retirement obligation accretion	9,290	8,758
Changes in operating assets and liabilities:
Accounts receivable, affiliate	193,925	264,750
Prepaid state taxes	20,205	425
Accounts payable, affiliate	15,660	(275,053)

Net cash provided by operating activities	3,285,592	2,249,253

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,113)	(70,649)

Net cash used in investing activities	(11,113)	(70,649)

Cash flows from financing activities:
Cash distributions to partners	(3,286,160)	(2,185,131)

Net cash used in financing activities	(3,286,160)	(2,185,131)

Net decrease in cash	(11,681)	(6,527)
Cash, beginning of period	15,159	21,686

Cash, end of period	$3,478	$15,159

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$6,231	$2,487

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 05-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

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

2. Summary of Significant Accounting Policies

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $4,960,963 during the year ended December 31, 2009. This occurred on March 31, 2009 due to lower oil and gas prices on that date. There were no cost ceiling write-downs during the year ended December 31, 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Balance, beginning of period	$132,177	$120,932
Liabilities incurred	6,231	2,487
Accretion expense	9,290	8,758

Balance, end of period	$147,698	$132,177

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2010 and 2009, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2010 or 2009. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $4,934,965 and $5,298,823 at December 31, 2010 and 2009, respectively.

3. Organization and Related Party Transactions:

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $231,902 and $220,784 for the years ended December 31, 2010 and 2009, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $149,207 and $124,416 were allocated to the Partnership during the years ended December 31, 2010 and 2009, respectively.

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

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2010 and 2009 were:

	2010	2009
Development	$11,113	$70,649

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$29,981,623	$29,970,510
Asset retirement obligation	106,586	100,355

Total capitalized cost	30,088,209	30,070,865
Accumulated depreciation, depletion, amortization and impairment	(24,533,678)	(23,869,828)

Net capitalized costs	$5,554,531	$6,201,037

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2010 and the twelve months ended December 31, 2009.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2010. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2010 and 2009.

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)
Proved Reserves:
Balance at December 31, 2008(1)	115	6,682

Revisions to previous estimates	12	(49)
Extensions, discoveries and other additions	15	266
Production	(9)	(610)

Balance at December 31, 2009(1)	133	6,289

Revisions to previous estimates	12	9
Extensions, discoveries and other additions	4	58
Production	(10)	(669)

Balance at December 31, 2010(1)	139	5,687

(1)	All of these reserves are categorized as proved developed.

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