Form 10-Q
period 2011-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2011-08-15
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act)     Yes [   ]     No [X]

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30,2011and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash	$1,300	$3,478
Accounts receivable, affiliate	474,325	514,752
Prepaid state taxes	11,879	7,128

Total current assets	487,504	525,358

Oil and gas properties at cost, full-cost method	30,098,469	30,088,209
Less accumulated depreciation, depletion and amortization	(24,746,454)	(24,533,678)

	5,352,015	5,554,531

Total assets	$5,839,519	$6,079,889

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$90,448	$119,282

Total current liabilities	90,448	119,282

Asset retirement obligation	162,513	147,698

Partners’ capital	5,586,558	5,812,909

Total liabilities and partners’ capital	$5,839,519	$6,079,889

The accompany notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011, and 2010 and

the six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$196,307	$238,291	$342,221	$426,769
Gas sales	547,159	909,961	1,033,450	2,017,883
Interest income	-	52	5,706	87

Total revenues and other income	743,466	1,148,304	1,381,377	2,444,739

Expenses:
Lease operating expense	109,858	90,107	220,397	217,376
Production taxes	50,870	86,237	95,523	186,032
Administrative and general expense	42,255	65,010	73,438	106,408
Depreciation, depletion, and amortization	114,485	188,910	212,776	375,239
Asset retirement obligation accretion	2,682	2,651	5,207	4,940

Total expenses	320,150	432,915	607,341	889,995

Net income	$423,316	$715,389	$774,036	$1,554,744

Basic and diluted net income per partner interest (30,000 interests outstanding)
	$14.11	$23.85	$25.80	$51.82

The accompany notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2011, and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$774,036	$1,554,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	212,776	375,239
Asset retirement obligation accretion	5,207	4,940
Changes in operating assets and liabilities:
Accounts receivable, affiliate	40,427	34,117
Prepaid state taxes	(4,751)	(11,486)
Accounts payable, affiliate	(28,834)	3,020

Net cash provided by operating activities	998,861	1,960,574

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	(4,178)
Purchase and development of oil and gas properties	(652)	-

Net cash used in investing activities	(652)	(4,178)

Cash flows from financing activities:
Cash distributions to partners	(1,000,387)	(1,887,692)

Net cash used in financing activities	(1,000,387)	(1,887,692)

Net increase (decrease) in cash	(2,178)	68,704

Cash, beginning of period	3,478	15,159

Cash, end of period	$1,300	$83,863

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$9,608	$44,009

The accompany notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

Partners’ Capital

Balance at December 31 , 2010	$5,812,909

Cash distributions	(1,000,387)

Net income	774,036

Balance at June 30 , 2011	$5,586,558

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31,2010
Balance, beginning of period	$147,698	$132,177
Liabilities incurred	9,608	6,231
Accretion expense	5,207	9,290

Balance, end of period	$162,513	$147,698

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $397,056 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $1,000,387 as compared to $1,887,692 for the six months ended June 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Oil sales	$196,307	$238,291
Barrels produced	1,942	3,067
Average price/bbl	$101.08	$77.70

Gas sales	$547,159	$909,961
Mcf produced	113,329	190,026
Average price/mcf	$4.83	$4.79

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $404,786, a 35.3% decrease, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Of this decrease, $113,721 and $370,298 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 1,125 bbls and 76,697 mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases of $71,737 and $7,496 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $101.08 from $77.70 per bbl and to $4.83 from $4.79 per mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Lease operations. Lease operating expense during the three month period ended June 30, 2011 increased to $109,858 from $90,107 for the three months ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2011 decreased to $50,870 from $86,237 for the three month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $42,255 for the three month period ended June 30, 2011 from $65,010 for the three month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2011 decreased to $114,485 from $188,910 for the three month period ended June 30, 2010 due to the decreased production volumes for the three month period ended June 30, 2011.

Results of Operations

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
Oil sales	$342,221	$426,769
Barrels produced	3,650	5,585
Average price/bbl	$93.76	$76.41

Gas sales	$1,033,450	$2,017,883
Mcf produced	212,494	377,025
Average price/mcf	$4.8 6	$5.35

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,068,981, a 43.7% decrease, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Of this decrease, $181,424 and $800,185 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 1,935 bbls and 164,531 mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also included in this decrease was $184,248 due to a decrease in the average price of gas sold. The average price fell to $4.86 from $5.35 per mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

These decreases were partially offset by an increase of $96,876 due to an increase in the average price of oil sold. The average price rose to $93.76 from $76.41 per bbl for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Lease operations. Lease operating expense during the six month period ended June 30, 2011 increased to $220,397 from $217,376 for the six months ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2011 decreased to $95,523 from $186,032 for the six month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $73,438 for the six month period ended June 30, 2011 from $106,408 for the six month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2011 decreased to $212,776 from $375,239 for the six month period ended June 30, 2010 due to the decreased production volumes for the six month period ended June 30, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $103,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2011

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.