Form 10-Q
period 2011-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2011-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2011 and 2010	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2011	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12
Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part 1 - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash	$40,934	$3,478
Accounts receivable, affiliate	432,173	514,752
Prepaid state taxes	15,725	7,128

Total current assets	488,832	525,358

Oil and gas properties at cost, full-cost method	30,094,933	30,088,209
Less accumulated depreciation, depletion and amortization	(24,850,543)	(24,533,678)

Net oil and gas properties at cost, full-cost method	5,244,390	5,554,531

Total assets	$5,733,222	$6,079,889

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$76,940	$119,282

Total current liabilities	76,940	119,282

Asset retirement obligation	164,512	147,698

Partners’ capital	5,491,770	5,812,909

Total liabilities and partners’ capital	$5,733,222	$6,079,889

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues and other income:
Oil sales	$156,901	$171,714	$499,122	$598,483
Gas sales	503,299	674,940	1,536,749	2,692,823
Interest income	—	—	5,706	87

Total revenues and other income	660,200	846,654	2,041,577	3,291,393

Expenses:
Lease operating expense	92,604	102,721	313,001	320,097
Production taxes	47,669	60,259	143,192	246,291
Administrative and general expense	33,491	49,026	106,929	155,434
Depreciation, depletion, and amortization	104,089	156,280	316,865	531,519
Asset retirement obligation accretion	2,135	2,009	7,342	6,949

Total expenses	279,988	370,295	887,329	1,260,290

Net income	$380,212	$476,359	$1,154,248	$2,031,103

Basic and diluted net income per partner interest (30,000 interests outstanding)	$12.67	$15.88	$38.47	$67.70

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,154,248	$2,031,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	316,865	531,519
Asset retirement obligation accretion	7,342	6,949
Changes in operating assets and liabilities:
Accounts receivable, affiliate	82,579	144,124
Prepaid state taxes	(8,597)	(13,862)
Accounts payable, affiliate	(42,342)	(5,070)

Net cash provided by operating activities	1,510,095	2,694,763

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	2,748	(7,708)

Net cash provided by (used in) investing activities	2,748	(7,708)

Cash flows from financing activities:
Cash distributions to partners	(1,475,387)	(2,677,926)

Net cash used in financing activities	(1,475,387)	(2,677,926)

Net increase in cash	37,456	9,129

Cash, beginning of period	3,478	15,159

Cash, end of period	$40,934	$24,288

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$9,472	$5,400

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Partners’ Capital
Balance at December 31, 2010	$5,812,909
Cash distributions	(1,475,387)
Net income	1,154,248

Balance at September 30, 2011	$5,491,770

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$147,698	$132,177
Liabilities incurred	9,608	6,231
Liabilities reduced due to revisions	(136)	—
Accretion expense	7,342	9,290

Balance, end of period	$164,512	$147,698

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $411,892 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $1,475,387 as compared to $2,677,926 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$156,901	$171,714
Barrels produced	1,839	2,551
Average price/bbl	$85.32	$67.31

Gas sales	$503,299	$674,940
Mcf produced	101,988	158,153
Average price/mcf	$4.93	$4.27

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $186,454 a 22.0% decline, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $60,747 and $277,168 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 712 barrels (bbls) and 56,165 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

These decreases were partially offset by increases of $45,934 and $105,527 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $85.32 from $67.31 per bbl and to $4.93 from $4.27 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Lease operations. Lease operating expense during the three month period ended September 30, 2011 decreased to $92,604 from $102,721 for the three months ended September 30, 2010 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2011 decreased to $47,669 from $60,259 for the three month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $33,491 for the three month period ended September 30, 2011 from $49,026 for the three month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $104,089 from $156,280 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Oil sales	$499,122	$598,483
Barrels produced	5,489	8,136
Average price/bbl	$90.93	$73.56

Gas sales	$1,536,749	$2,692,823
Mcf produced	314,482	535,178
Average price/mcf	$4.89	$5.03

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,255,435, a 38.1% decline, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this decline, $240,695 and $1,078,454 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 2,647 bbls and 220,696 mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also included in this decline was $77,620 due to a decrease in the average price of gas sold. The average price fell to $4.89 from $5.03 per mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

These declines were partially offset by an increase of $141,334 due to an increase in the average price of oil sold. The average price rose to $90.93 from $73.56 per bbl for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Lease operations. Lease operating expense during the nine month period ended September 30, 2011 decreased to $313,001 from $320,097 for the nine months ended September 30, 2010 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2011 decreased to $143,192 from $246,291 for the nine month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $106,929 for the nine month period ended September 30, 2011 from $155,434 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2011 decreased to $316,865 from $531,519 for the nine month period ended September 30, 2010 due to the decreased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $204,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.