Form 10-Q
period 2012-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2012-08-14
CIK 1282723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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
Yes ☒ No☐

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$55	$4,946
Accounts receivable, affiliate	240,323	350,913
Prepaid state taxes	2,376	10,508
Total current assets	242,754	366,367

Oil and gas properties at cost, full-cost method	30,108,359	30,100,326
Less accumulated depreciation, depletion,
amortization and impairment	(25,144,906)	(24,956,392)
	4,963,453	5,143,934

Total assets	$5,206,207	$5,510,301

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$86,470	$63,288
Total current liabilities	86,470	63,288

Asset retirement obligation	174,146	168,136

Partners' capital	4,945,591	5,278,877

Total liabilities and partners' capital	$5,206,207	$5,510,301

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$139,928	$196,307	$318,107	$342,221
Gas sales	231,491	547,159	478,657	1,033,450
Interest income	-	-	-	5,706
Total revenues and other income	371,419	743,466	796,764	1,381,377

Expenses:
Lease operating expense	113,111	109,858	220,154	220,397
Production taxes	26,808	50,870	55,101	95,523
Administrative and general expense	32,970	42,255	55,866	73,438
Depreciation, depletion, and amortization	101,620	114,485	188,514	212,776
Asset retirement obligation accretion	2,807	2,682	5,606	5,207
Total expenses	277,316	320,150	525,241	607,341

Net income	$94,103	$423,316	$271,523	$774,036

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$3.14	$14.11	$9.05	$25.80
The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$271,523	$774,036
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	188,514	212,776
Asset retirement obligation accretion	5,606	5,207
Changes in operating assets and liabilities:
Accounts receivable, affiliate	110,590	40,427
Prepaid state taxes	8,132	(4,751)
Accounts payable, affiliate	23,182	(28,834)
Net cash provided by operating activities	607,547	998,861

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,629)	(652)
Net cash used in investing activities	(7,629)	(652)

Cash flows from financing activities:
Cash distributions to partners	(604,809)	(1,000,387)
Net cash used in financing activities	(604,809)	(1,000,387)

Net decrease in cash	(4,891)	(2,178)
Cash, beginning of period	4,946	3,478

Cash, end of period	$55	$1,300

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$404	$9,608

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$5,278,877

Cash distributions	(604,809)

Net income	271,523

Balance at June 30, 2012	$4,945,591

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$168,136	$147,698
Liabilities incurred	806	10,524
Liabilities reduced due to revisions	(402)	(136)
Accretion expense	5,606	10,050
Balance, end of period	$174,146	$168,136

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $156,284 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $604,809 as compared to $1,000,387 for the six months ended June 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Oil sales	$139,928	$196,307
Barrels produced	1,603	1,942
Average price/bbl	$87.29	$101.08

Gas sales	$231,491	$547,159
Mcf produced	87,804	113,329
Average price/mcf	$2.64	$4.83

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $372,047 a 50.0% decline, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this decline, $26,787 and $248,373 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $87.29 from $101.08 per barrel (bbl) and to $2.64 from $4.83 per thousand cubic feet (mcf) for the three months ending June 30, 2012 as compared to the three months ending June 30, 2011.

In addition, revenues declined by $29,592 and $67,295 from the decreases in the volumes of oil and gas sold, respectively. Volumes fell by 339 bbls and 25,525 mcf for the three months ended June 30, 2012 as compared to the three months ending June 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

Lease operations.  Lease operating expense during the three month period ended June 30, 2012 increased to $113,111 from $109,858 for the three months ended June 30, 2011 due to more workovers and repairs.

Production taxes.  Production taxes during the three month period ended June 30, 2012 decreased to $26,808 from $50,870 for the three month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $32,970 for the three month period ended June 30, 2012 from $42,255 for the three month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2012 decreased to $101,620 from $114,485 for the three month period ended June 30, 2011 due to the decreased production volumes for the three month period ended June 30, 2012.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Six Months Months Ended June 30,
	2012	2011
Oil sales	$318,107	$342,221
Barrels produced	3,401	3,650
Average price/bbl	$93.53	$93.76

Gas sales	$478,657	$1,033,450
Mcf produced	167,040	212,494
Average price/mcf	$2.87	$4.86

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $578,907 a 42.1% decline, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decline, $824 and $424,544 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $93.53 from $93.76 per barrel (bbl) and to $2.87 from $4.86 per thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Also contributing to the decline in sales were $23,290 and $130,249 due to decreases in the volumes of oil and gas sold by 249 bbls and 45,454 mcf, respectively. The decreases in volumes sold were primarily due to normal declines in production, which in some wells were substantial.

Production taxes.  Production taxes during the six month period ended June 30, 2012 decreased to $55,101 from $95,523 for the six month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $55,866 for the six month period ended June 30, 2012 from $73,438 for the six month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 decreased to $188,514 from $212,776 for the six month period ended June 30, 2011 due to the decreased production volumes for the six month period ended June 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $80,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –         Other Information

Item 1.           Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.