Form 10-Q
period 2013-03-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2013-05-15
CIK 1282723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$396	$15,943
Accounts receivable, affiliate	176,203	226,228
Prepaid state taxes	9,503	7,128
Total current assets	186,102	249,299

Oil and gas properties at cost, full-cost method	30,158,492	30,102,398
Less accumulated depreciation, depletion,
amortization and impairment	(25,371,694)	(25,304,004)
	4,786,798	4,798,394

Total assets	$4,972,900	$5,047,693

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$87,304	$48,298
Total current liabilities	87,304	48,298

Asset retirement obligation	183,920	180,898

Partners' capital	4,701,676	4,818,497

Total liabilities and partners' capital	$4,972,900	$5,047,693

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil sales	$68,729	$178,179
Gas sales	203,864	247,166
Total revenues	272,593	425,345

Expenses:
Lease operating expense	143,955	107,043
Production taxes	17,431	28,293
Administrative and general expense	20,264	22,896
Depreciation, depletion, and amortization	67,690	86,894
Asset retirement obligation accretion	3,022	2,799
Total expenses	252,362	247,925

Net income	$20,231	$177,420

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$0.67	$5.91

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2013
(Unaudited)

Partners’ Capital

Balance at December 31, 2012	$4,818,497

Cash distributions	(137,052)

Net income	20,231

Balance at March 31, 2013	$4,701,676

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,231	$177,420
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	67,690	86,894
Asset retirement obligation accretion	3,022	2,799
Changes in operating assets and liabilities:
Accounts receivable, affiliate	50,025	82,164
Prepaid state taxes	(2,375)	(38,166)
Accounts payable, affiliate	39,006	30,395
Net cash provided by operating activities	177,599	341,506

Cash flows from investing activities:
Purchase and development of oil and gas properties	(56,094)	(3,861)
Net cash used in investing activities	(56,094)	(3,861)

Cash flows from financing activities:
Cash distributions to partners	(137,052)	(331,135)
Net cash used in financing activities	(137,052)	(331,135)

Net increase (decrease) in cash	(15,547)	6,510
Cash, beginning of period	15,943	4,946

Cash, end of period	$396	$11,456

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$(402)

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

2.           Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2012, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies are also followed in preparing the quarterly report included herein.

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At March 31, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2013 or 2012.

 4.           Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (ARO) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$180,898	$168,136
Liabilities incurred	—	2,103
Liabilities reduced due to revisions	—	(565)
Accretion expense	3,022	11,224
Balance, end of period	$183,920	$180,898

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $98,798 at March 31, 2013.

During the three months ended March 31, 2013, the Partnership made cash distributions to the investor partners in the amount of $137,052 as compared to $331,135 for the three months ended March 31, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Oil sales	$68,729	$178,179
Barrels produced	834	1,798
Average price/bbl	$82.41	$99.10

Gas sales	$203,864	$247,166
Mcf produced	57,091	79,236
Average price/mcf	$3.57	$3.12

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $152,752 a 35.9% decline, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Of this decrease, revenues declined by $79,442 and $79,077 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 964 barrels (bbls) and 22,145 thousand cubic feet (mcf) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Also contributing to the decrease was $30,008 due to a decline in the average price of oil sold. The average price fell to $82.41 from $99.10 per bbl for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

These decreases were partially offset by an increase of $35,775 from a rise in the average price of gas sold. The average price rose to $3.57 from $3.12 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Lease operations.  Lease operating expense during the three month period ended March 31, 2013 increased to $143,955 from $107,043 for the three months ended March 31, 2012 due to more workovers and repairs.

Production taxes.  Production taxes during the three month period ended March 31, 2013 decreased to $17,431 from $28,293 for the three month period ended March 31, 2012 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $20,264 for the three month period ended March 31, 2013 from $22,896 for the three month period ended March 31, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended March 31, 2013 decreased to $67,690 from $86,894 for the three month period ended March 31, 2012 due to the decreased production volumes for the three month period ended March 31, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $27,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended March 31, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2013	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.