Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2013-08-14
CIK 1282723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$9,774	$15,943
Accounts receivable, affiliate	297,905	226,228
Prepaid state taxes	10,891	7,128
Total current assets	318,570	249,299

Oil and gas properties at cost, full-cost method	30,167,559	30,102,398
Less accumulated depreciation, depletion,
amortization and impairment	(25,455,333)	(25,304,004)
	4,712,226	4,798,394

Total assets	$5,030,796	$5,047,693

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$54,904	$48,298
Total current liabilities	54,904	48,298

Asset retirement obligation	192,835	180,898

Partners' capital	4,783,057	4,818,497

Total liabilities and partners' capital	$5,030,796	$5,047,693

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$186,815	$139,928	$255,544	$318,107
Gas sales	304,662	231,491	508,526	478,657
Total revenues	491,477	371,419	764,070	796,764

Expenses:
Lease operating expense	105,746	113,111	249,701	220,154
Production taxes	31,432	26,808	48,863	55,101
Administrative and general expense	26,214	32,970	46,478	55,866
Depreciation, depletion, and amortization	83,639	101,620	151,329	188,514
Asset retirement obligation accretion	3,065	2,807	6,087	5,606
Total expenses	250,096	277,316	502,458	525,241

Net income	$241,381	$94,103	$261,612	$271,523

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$8.05	$3.14	$8.72	$9.05

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$4,818,497

Cash distributions	(297,052)

Net income	261,612

Balance at June 30, 2013	$4,783,057

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$261,612	$271,523
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	151,329	188,514
Asset retirement obligation accretion	6,087	5,606
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(71,677)	110,590
Prepaid state taxes	(3,763)	8,132
Accounts payable, affiliate	6,606	23,182
Net cash provided by operating activities	350,194	607,547

Cash flows from investing activities:
Purchase and development of oil and gas properties	(59,311)	(7,629)
Net cash used in investing activities	(59,311)	(7,629)

Cash flows from financing activities:
Cash distributions to partners	(297,052)	(604,809)
Net cash used in financing activities	(297,052)	(604,809)

Net decrease in cash	(6,169)	(4,891)
Cash, beginning of period	15,943	4,946

Cash, end of period	$9,774	$55

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$5,850	$404

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$180,898	$168,136
Liabilities incurred	5,905	2,103
Liabilities reduced due to revisions	(55)	(565)
Accretion expense	6,087	11,224
Balance, end of period	$192,835	$180,898

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $263,666 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $297,052 as compared to $604,809 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$186,815	$139,928
Barrels produced	2,088	1,603
Average price/bbl	$89.47	$87.29

Gas sales	$304,662	$231,491
Mcf produced	66,526	87,804
Average price/mcf	$4.58	$2.64

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $120,058 a 32.3% rise, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $3,494 and $170,616 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $89.47 from $87.29 per barrel (bbl) and to $4.58 from $2.64 per thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Also contributing to the increase was $43,393 due to a rise in the volume of oil sold. The volume rose by 485 bbls for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These increases were partially offset by a decrease of $97,445 from a decline in the volume of gas sold. The volume fell by 21,278 mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 decreased to $105,746 from $113,111 for the three months ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $31,432 from $26,808 for the three month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $26,214 for the three month period ended June 30, 2013 from $32,970 for the three month period ended June 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $83,639 from $101,620 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$255,544	$318,107
Barrels produced	2,922	3,401
Average price/bbl	$87.46	$93.53

Gas sales	$508,526	$478,657
Mcf produced	123,617	167,040
Average price/mcf	$4.11	$2.87

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $32,694, a 4.1% decline, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, $41,891 and $178,630 were due to declines in the volume of oil and gas sold, respectively. The volumes fell by 479 barrels (bbls) and 43,423 thousand cubic feet (mcf) in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decrease was $20,672 from a decline in the price of oil sold. The average price decreased to $87.46 from $93.53 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Partially offsetting the overall decreased revenue was $208,499 due to a rise in the average price of gas sold. The average price increased to $4.11 from $2.87 per mcf for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 increased to $249,701 from $220,154 for the six months ended June 30, 2012 due to more well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $48,863 from $55,101 for the six month period ended June 30, 2012 due to lower oil revenue.

Administrative and general expense.  Administrative and general expense decreased to $46,478 for the six month period ended June 30, 2013 from $55,866 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $151,329 from $188,514 for the six month period ended June 30, 2012 due to decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $76,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  August 14, 2013
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

31.1                      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2                      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.