Form 10-Q
period 2013-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2013-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2013 and 2012
and the nine months months ended September 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$6,144	$15,943
Accounts receivable, affiliate	332,811	226,228
Prepaid state taxes	12,279	7,128
Total current assets	351,234	249,299

Oil and gas properties at cost, full-cost method	30,169,379	30,102,398
Less accumulated depreciation, depletion,
amortization and impairment	(25,536,115)	(25,304,004)
	4,633,264	4,798,394

Total assets	$4,984,498	$5,047,693

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$54,406	$48,298
Total current liabilities	54,406	48,298

Asset retirement obligation	196,552	180,898

Partners' capital	4,733,540	4,818,497

Total liabilities and partners' capital	$4,984,498	$5,047,693

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$157,579	$129,236	$413,123	$447,343
Gas sales	266,904	181,665	775,430	660,322
Total revenues	424,483	310,901	1,188,553	1,107,665

Expenses:
Lease operating expense	95,931	156,916	345,632	377,070
Production taxes	24,791	20,340	73,654	75,441
Administrative and general expense	19,401	19,751	65,879	75,617
Depreciation, depletion, and amortization	80,782	77,440	232,111	265,954
Asset retirement obligation accretion	3,070	2,808	9,157	8,414
Total expenses	223,975	277,255	726,433	802,496

Net income	$200,508	$33,646	$462,120	$305,169

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$6.68	$1.12	$15.40	$10.17

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2013
(Unaudited)

Partners' Capital
Balance at December 31, 2012	$4,818,497

Cash distributions	(547,077)

Net income	462,120

Balance at September 30, 2013	$4,733,540

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$462,120	$305,169
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	232,111	265,954
Asset retirement obligation accretion	9,157	8,414
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(106,583)	104,106
Prepaid state taxes	(5,151)	5,756
Accounts payable, affiliate	6,108	22,265
Net cash provided by operating activities	597,762	711,664

Cash flows from investing activities:
Purchase and development of oil and gas properties	(60,484)	(9,834)
Net cash used in investing activities	(60,484)	(9,834)

Cash flows from financing activities:
Cash distributions to partners	(547,077)	(704,809)
Net cash used in financing activities	(547,077)	(704,809)

Net decrease in cash	(9,799)	(2,979)
Cash, beginning of period	15,943	4,946

Cash, end of period	$6,144	$1,967

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$6,497	$404

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$180,898	$168,136
Liabilities incurred	6,552	2,103
Liabilities reduced due to settlements	(55)	(565)
Accretion expense	9,157	11,224
Balance, end of period	$196,552	$180,898

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $296,828 at September 30, 2013.

During the nine months ended September 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $547,077 as compared to $704,809 for the nine months ended September 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $27,865,716, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Oil sales	$157,579	$129,236
Barrels produced	1,610	1,475
Average price/bbl	$97.88	$87.62

Gas sales	$266,904	$181,665
Mcf produced	67,417	62,467
Average price/mcf	$3.96	$2.91

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $113,582 a 36.5% rise, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Of this increase, $15,130 and $65,642 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $97.88 from $87.62 per barrel (bbl) and to $3.96 from $2.91 per thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Also contributing to the increase were $13,213 and $19,597 due to increases in the volumes of oil and gas sold, respectively. The volumes increased by 135 bbls and 4,950 mcf for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Lease operations. Lease operating expense during the three month period ended September 30, 2013 decreased to $95,931 from $156,916 for the three months ended September 30, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2013 increased to $24,791 from $20,340 for the three month period ended September 30, 2012 due to higher overall oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2013 increased to $80,782 from $77,440 for the three month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Oil sales	$413,123	$447,343
Barrels produced	4,532	4,876
Average price/bbl	$91.16	$91.74

Gas sales	$775,430	$660,322
Mcf produced	191,034	229,507
Average price/mcf	$4.06	$2.88

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $80,888, a 7.3% rise, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Of this increase, $271,275 was due to a rise in the average price of gas sold. The average price rose to $4.06 from $2.88 per thousand cubic feet (mcf) in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

This increase was partially offset by $31,358 and $156,167 due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 344 barrels (bbl) and 38,473 mcf for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Also partially offsetting the increase in revenue was $2,862 from a decline in the average price of oil sold. The average price fell to $91.16 from $91.74 per bbl for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Lease operations. Lease operating expense during the nine month period ended September 30, 2013 decreased to $345,632 from $377,070 for the nine months ended September 30, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2013 decreased to $73,654 from $75,441 for the nine month period ended September 30, 2012 due to production tax credits.

Administrative and general expense. Administrative and general expense decreased to $65,879 for the nine month period ended September 30, 2013 from $75,617 for the nine month period ended September 30, 2012 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2013 decreased to $232,111 from $265,954 for the nine month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $119,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended September 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2013

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

