Form 10-Q
period 2014-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2014-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐     No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$2,837	$4,343
Accounts receivable, affiliate	266,811	245,239
Prepaid state taxes	6,940	4,164
Total current assets	276,588	253,746

Oil and gas properties at cost, full-cost method	30,194,355	30,168,447
Less accumulated depreciation, depletion,
amortization and impairment	(25,745,012)	(25,600,712)
	4,449,343	4,567,735

Total assets	$4,725,931	$4,821,481

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$57,584	$47,292
Total current liabilities	57,584	47,292

Asset retirement obligation	209,363	199,580

Partners' capital	4,458,984	4,574,609

Total liabilities and partners' capital	$4,725,931	$4,821,481

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$181,039	$186,815	$349,068	$255,544
Gas sales	273,438	304,662	590,909	508,526
Interest income	4	—	4	—
Total revenues and other income	454,481	491,477	939,981	764,070

Expenses:
Lease operating expense	103,678	105,746	221,124	249,701
Production taxes	26,896	31,432	56,640	48,863
Administrative and general expense	36,928	26,214	50,643	46,478
Depreciation, depletion, and amortization	78,533	83,639	144,300	151,329
Asset retirement obligation accretion	3,329	3,065	6,652	6,087
Total expenses	249,364	250,096	479,359	502,458

Net income	$205,117	$241,381	$460,622	$261,612

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$6.84	$8.05	$15.35	$8.72

 The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2014

 (Unaudited)

Partners' Capital

Balance at December 31, 2013	$4,574,609

Cash distributions	(576,247)

Net income	460,622

Balance at June 30, 2014	$4,458,984

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$460,622	$261,612
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	144,300	151,329
Asset retirement obligation accretion	6,652	6,087
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(21,572)	(71,677)
Prepaid state taxes	(2,776)	(3,763)
Accounts payable, affiliate	10,292	6,606
Net cash provided by operating activities	597,518	350,194
Cash flows from investing activities:
Purchase and development of oil and gas properties	(22,777)	(59,311)
Net cash used in investing activities	(22,777)	(59,311)
Cash flows from financing activities:
Cash distributions to partners	(576,247)	(297,052)
Net cash used in financing activities	(576,247)	(297,052)
Net decrease in cash	(1,506)	(6,169)
Cash, beginning of period	4,343	15,943
Cash, end of period	$2,837	$9,774
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$3,131	$5,850

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$199,580	$180,898
Liabilities incurred	3,131	6,552
Liabilities reduced due to settlements	—	(97)
Accretion expense	6,652	12,227
Balance, end of period	$209,363	$199,580

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $219,004 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $576,247 as compared to $297,052 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $28,711,466, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$181,039	$186,815
Barrels produced	1,888	2,088
Average price/bbl	$95.89	$89.47

Gas sales	$273,438	$304,662
Mcf produced	58,374	66,526
Average price/mcf	$4.68	$4.58

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $37,000, a 7.5% decline, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this decrease, $19,178 and $38,186 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 200 barrels (bbls) and 8,152 thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These decreases were partially offset by increases of $13,402 and $6,962 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $95.89 from $89.47 per bbl and to $4.68 from $4.58 per mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Production taxes. Production taxes during the three month period ended June 30, 2014 decreased to $26,896 from $31,432 for the three month period ended June 30, 2013 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2014 increased to $36,928 from $26,214 for the three month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2014 decreased to $78,533 from $83,639 for the three month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$349,068	$255,544
Barrels produced	3,680	2,922
Average price/bbl	$94.86	$87.46

Gas sales	$590,909	$508,526
Mcf produced	108,790	123,617
Average price/mcf	$5.43	$4.11

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $175,907, a 23.0% increase, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this increase, $21,624 and $162,918 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $94.86 from $87.46 per barrel (bbl) and to $5.43 from $4.11 per thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Also contributing to the increase was $71,900 due to an incline in the volume of oil sold. The volume rose by 758 bbls for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These increases were partially offset by a decrease of $80,535 from a decline in the volume of gas sold. The volume fell by 14,827mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 decreased to $221,124 from $249,701 for the six month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $56,640 from $48,863 for the six month period ended June 30, 2013 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2014 increased to $50,643 from $46,478 for the six month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2014 decreased to $144,300 from $151,329 for the six month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $94,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

