Form 10-K
period 2014-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2015-03-31
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

Or

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes operational activity, drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2015, MOC employed 404 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A. Risk Factors

Oil and natural gas prices are volatile. An absence of significant price increases could adversely affect the Registrant’s financial position, financial results, and cash flows.

Revenues, operating results, and profitability depend primarily upon the prices received for oil and natural gas sales. Prices also affect the amount of cash flow available for distribution. Absent significant price increases, cost ceiling write-downs may be necessary in the future.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2014, a 10% change in the price received for oil and gas production would have had an approximate $167,000 impact on revenue.

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

The absence of significant future price increases may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the oil and gas pricing guidelines established by the Securities and Exchange Commission. The absence of significant price increases in oil and natural gas prices from current levels or the presence of other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the years ended December 31, 2014 and 2013.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2014, the Registrant owned working interests in 112 producing wells. The Registrant had no drilling activity for the years ended December 31, 2014 and 2013.

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

  Over 25 years of practical experience in petroleum engineering
  Registered professional engineer in the state of Texas
  Bachelor of Science Degree in Petroleum Engineering
  Master of Business Administration

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

  No employee’s compensation is tied to the amount of reserves booked.
  Comprehensive SEC-compliant internal policies are followed to determine and report proved reserves.
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

ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2015, the Registrant had 30,000 outstanding limited partnership interests held of record by 1,128 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners during the years ended December 31, 2014 and 2013 were $1,011,826 and $816,580, respectively.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20. As a result of declines in prices for commodities, the results of our operations for 2014 may not be indicative of results in 2015 as realized prices for production may remain low or continue to decline.

Year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended December 31,
	2014	2013
Oil sales	$598,242	$510,716
Barrels produced	6,845	5,540
Average price/bbl	$87.40	$92.19

Gas sales	$1,067,847	$1,001,434
Mcf produced	221,612	242,713
Average price/mcf	$4.82	$4.13

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $153,939, a 10.2% increase, for the year ended December 31, 2014 as compared to year ended December 31, 2013.

Of this increase, $114,055 was due to an increase in the volume of oil sold by 1,305 barrels (bbls) for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Also contributing to the increase was $168,089 due to an increase in the average price of gas sold to $4.82 from $4.13 per thousand cubic feet (mcf) for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

These increases were partially offset by a decrease in revenue of $26,529 due to a decline in the average price of oil sold to $87.40 from $92.19 per bbl for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Also partially offsetting the increase in revenue was $101,676 due to a decrease in the volume of gas sold by 21,101 mcf for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Lease operations. Lease operating expense during the year ended December 31, 2014 decreased to $418,412 from $451,524 for the year ended December 31, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2014 rose to $103,012 from $93,976 during the year ended December 31, 2013 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2014 increased to $92,618 from $85,023 for the year ended December 31, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization fell to $288,998 for the year ended December 31, 2014 from $296,708 for the year ended December 31, 2013 due to lower gas production.

Absent significant price increases, the sustained lower oil prices experienced in the second half of 2014 and the current year will continue to impact our proved reserves adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2014 than current oil prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits, which in turn, may make it more likely that we will in the future incur impairment charges under full cost accounting.

Liquidity and Capital Resources

Cash increased by $25,448 during the year ended December 31, 2014. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Balance, beginning of period	$199,580	$180,898
Liabilities incurred	5,212	6,552
Liabilities reduced due to settlements and plugging and abandonments	(515)	(97)
Accretion expense	13,324	12,227
Balance, end of period	$217,601	$199,580

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $240,957 and $266,975 for the years ended December 31, 2014 and 2013, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $58,905 and $52,356 were allocated to the Partnership during the years ended December 31, 2014 and 2013, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 20%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2014. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2014 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

	Age as of
	December 31,
Name	2014	Position

Curtis W. Mewbourne	79	Chief Executive Officer

J. Roe Buckley	52	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	54	President and Chief Operating Officer

Alan Clark	62	Treasurer and Controller

Dorothy M. Cuenod	54	Assistant Secretary and Director

Ruth M. Buckley	53	Assistant Secretary and Director

Julie M. Greene	51	Assistant Secretary and Director

Curtis W. Mewbourne, age 79, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 49 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 52, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 54, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 62, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 54, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 53, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 51, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent at March 31, 2015

Class of	Name and Address of	Amount and Nature of	Percent of Limited
Ownership	Beneficial Owner	Beneficial Owner	Partnership Interests
N/A	N/A	N/A	N/A

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2014 and 2013:

	2014	2013
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$299,862	$319,331

The Registrant participates in oil and gas activities through a drilling program created by the Program. Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

ITEM 14. Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2014 and 2013 are set forth below:

	2014	2013
Audit Fees	$25,585	$27,500

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2014 and 2013

Statements of operations for the years ended December 31, 2014 and 2013

Statements of changes in partners’ capital for the years ended December 31, 2014 and 2013

Statements of cash flows for the years ended December 31, 2014 and 2013

Notes to financial statements

	2.	Financial statement schedules

Not required for smaller reporting companies

	3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

None

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

/s/ Curtis W. Mewbourne	Chief Executive Officer	March 31, 2015
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2015

/s/ Kenneth S. Waits	President
Kenneth S. Waits	Chief Operating Officer	March 31, 2015

/s/ Alan Clark	Treasurer and Controller	March 31, 2015
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2015
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2015
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2015
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

As of and for the years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 05-A, L.P. (Partnership) as of December 31, 2014 and 2013 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Dallas, Texas

March 31, 2015

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Cash	$29,791	$4,343
Accounts receivable, affiliate	240,597	245,239
Prepaid state taxes	4,164	4,164
Total current assets	274,552	253,746

Oil and gas properties at cost, full-cost method	30,196,309	30,168,447
Less accumulated depreciation, depletion,
amortization and impairment	(25,888,276)	(25,600,712)
	4,308,033	4,567,735

Total assets	$4,582,585	$4,821,481

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$52,472	$47,292
Total current liabilities	52,472	47,292

Asset retirement obligation	217,601	199,580

Partners' capital	4,312,512	4,574,609

Total liabilities and partners' capital	$4,582,585	$4,821,481

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenues and other income:
Oil sales	$598,242	$510,716
Gas sales	1,067,847	1,001,434
Interest income	4	—
Total revenues and other income	1,666,093	1,512,150

Expenses:
Lease operating expense	418,412	451,524
Production taxes	103,012	93,976
Administrative and general expense	92,618	85,023
Depreciation, depletion, and amortization	288,998	296,708
Asset retirement obligation accretion	13,324	12,227
Total expenses	916,364	939,458

Net income	$749,729	$572,692

Basic and diluted net income per
partner interest (30,000 interests outstanding)	$24.99	$19.09

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the years ended December 31, 2014 and 2013

Partners'
Capital

Balance at December 31, 2012	$4,818,497

Cash distributions	(816,580)
Net income	572,692

Balance at December 31, 2013	4,574,609

Cash distributions	(1,011,826)
Net income	749,729

Balance at December 31, 2014	$4,312,512

Distribution amount per partnership unit for the year ended December 31, 2013	$27.22

Distribution amount per partnership unit for the year ended December 31, 2014	$33.73

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$749,729	$572,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	288,998	296,708
Asset retirement obligation accretion	13,324	12,227
Plugging and abandonment cost paid from asset retirement obligation	(1,666)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	4,642	(19,011)
Prepaid state taxes	—	2,964
Accounts payable, affiliate	5,091	(1,006)
Net cash provided by operating activities	1,060,118	864,574

Cash flows from investing activities:
Purchase and development of oil and gas properties	(22,844)	(59,594)
Net cash used in investing activities	(22,844)	(59,594)

Cash flows from financing activities:
Cash distributions to partners	(1,011,826)	(816,580)
Net cash used in financing activities	(1,011,826)	(816,580)

Net increase (decrease) in cash	25,448	(11,600)
Cash, beginning of period	4,343	15,943

Cash, end of period	$29,791	$4,343

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$6,363	$6,455

Change to property, plant and equipment related to accrual of
leaseholds	$89	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2014 and 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Balance, beginning of period	$199,580	$180,898
Liabilities incurred	5,212	6,552
Liabilities reduced due to settlements and plugging and abandonments	(515)	(97)
Accretion expense	13,324	12,227
Balance, end of period	$217,601	$199,580

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2014 and 2013, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2014 or 2013. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $4,256,629 and $4,514,611 at December 31, 2014 and 2013, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2014 or 2013, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $240,957 and $266,975 for the years ended December 31, 2014 and 2013, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $58,905 and $52,356 were allocated to the Partnership during the years ended December 31, 2014 and 2013, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 20%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2014 and 2013 were:

	2014	2013
Development	$22,844	$59,594

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$30,066,413	$30,043,480
Asset retirement obligation	129,896	124,967
Total capitalized cost	30,196,309	30,168,447
Accumulated depreciation, depletion,
amortization and impairment	(25,888,276)	(25,600,712)
Net capitalized costs	$4,308,033	$4,567,735

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2014. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2014 and 2013.

	Crude Oil and
	Condensate	Natural Gas
Proved Reserves:	(MBbl)	(MMcf)
Balance at December 31, 2012 (1)	114	3,549

Revisions to previous estimates	(34)	226
Extensions, discoveries and other additions	14	88
Production	(6)	(243)
Balance at December 31, 2013 (1)	88	3,620

Revisions to previous estimates	(6)	37
Extensions, discoveries and other additions	16	53
Production	(7)	(222)
Balance at December 31, 2014 (1)	91	3,488

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

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340-01 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340-01 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340-01 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340-01 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340-01 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

