Form 10-Q
period 2015-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2015-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐     No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2015 and 2014	4
and the six months ended June 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$2,256	$29,791
Accounts receivable, affiliate	161,048	240,597
Prepaid state taxes	7,234	4,164
Total current assets	170,538	274,552

Oil and gas properties at cost, full-cost method	30,203,419	30,196,309
Less accumulated depreciation, depletion,
amortization and impairment	(26,037,973)	(25,888,276)
	4,165,446	4,308,033

Total assets	$4,335,984	$4,582,585

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$39,150	$52,472
Total current liabilities	39,150	52,472

Asset retirement obligation	230,101	217,601

Partners' capital	4,066,733	4,312,512

Total liabilities and partners' capital	$4,335,984	$4,582,585

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues and other income:
Oil sales	$84,348	$181,039	$208,562	$349,068
Gas sales	132,328	273,438	273,747	590,909
Interest income	—	4	—	4
Total revenues and other income	216,676	454,481	482,309	939,981

Expenses:
Lease operating expense	100,038	103,678	233,654	221,124
Production taxes	13,165	26,896	31,328	56,640
Administrative and general expense	26,425	36,928	45,103	50,643
Depreciation, depletion, and amortization	74,336	78,533	149,697	144,300
Asset retirement obligation accretion	3,641	3,329	7,259	6,652
Total expenses	217,605	249,364	467,041	479,359

Net income (loss)	$(929)	$205,117	$15,268	$460,622

 The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2015

 (Unaudited)

Partners' Capital

Balance at December 31, 2014	$4,312,512

Cash distributions	(261,047)

Net income	15,268

Balance at June 30, 2015	$4,066,733

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,268	$460,622
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	149,697	144,300
Asset retirement obligation accretion	7,259	6,652
Changes in operating assets and liabilities:
Accounts receivable, affiliate	79,549	(21,572)
Prepaid state taxes	(3,070)	(2,776)
Accounts payable, affiliate	(13,322)	10,292
Net cash provided by operating activities	235,381	597,518

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,869)	(22,777)
Net cash used in investing activities	(1,869)	(22,777)

Cash flows from financing activities:
Cash distributions to partners	(261,047)	(576,247)
Net cash used in financing activities	(261,047)	(576,247)

Net decrease in cash	(27,535)	(1,506)
Cash, beginning of period	29,791	4,343

Cash, end of period	$2,256	$2,837

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$5,241	$3,131

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2015 or 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$217,601	$199,580
Liabilities incurred	5,241	5,212
Liabilities reduced due to settlements and plugging and abandonments	—	(515)
Accretion expense	7,259	13,324
Balance, end of period	$230,101	$217,601

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $131,388 at June 30, 2015.

During the six months ended June 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $261,047 as compared to $576,247 for the six months ended June 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $29,408,091, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Oil sales	$84,348	$181,039
Barrels produced	1,632	1,888
Average price/bbl	$51.68	$95.89

Gas sales	$132,328	$273,438
Mcf produced	53,685	58,374
Average price/mcf	$2.46	$4.68

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $237,801, a 52.3% decline, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Of this decline, $83,460 and $129,552 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $51.68 from $95.89 per barrel (bbl) and to $2.46 from $4.68 per thousand cubic feet (mcf) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Also contributing to the decline in sales were $13,231 and $11,558 due to lower volumes of oil and gas sold, respectively, by 256 bbls and 4,689 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2015 decreased to $100,038 from $103,678 for the three month period ended June 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2015 decreased to $13,165 from $26,896 for the three month period ended June 30, 2014. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2015.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2015 fell to $26,425 from $36,928 for the three month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2015 decreased to $74,336 from $78,533 for the three months ended June 30, 2014. This was due to the overall decrease in oil and gas production.

Results of Operations

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014
Oil sales	$208,562	$349,068
Barrels produced	4,159	3,680
Average price/bbl	$50.15	$94.86

Gas sales	$273,747	$590,909
Mcf produced	104,787	108,790
Average price/mcf	$2.61	$5.43

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $457,668, a 48.7% decline, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Of this decline, $164,526 and $306,705 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $50.15 from $94.86 per barrel (bbl) and to $2.61 from $5.43 per thousand cubic feet (mcf) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Also contributing to the decline in sales was $10,457 due to a lower volume of gas sold by 4,003 mcf.

These decreases were partially offset by additional revenue of $24,020 from an increase in the volume of oil sold by 479 bbls.

Lease operations. Lease operating expense during the six month period ended June 30, 2015 increased to $233,654 from $221,124 for the six month period ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2015 decreased to $31,328 from $56,640 for the six month period ended June 30, 2014. This was due to lower overall oil and gas revenue for the six month period ended June 30, 2015.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2015 fell to $45,103 from $50,643 for the six month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2015 increased to $149,697 from $144,300 for the six months ended June 30, 2014 due to an increase in the depreciation, depletion and amortization rate in 2015. This rate increase resulted from a significant decline in the reserves in 2015 due to lower prices.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $48,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended June 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

