Form 10-K
period 2015-12-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2016-03-30
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2016, MOC employed 395 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2015, a 10% change in the price received for oil and gas production would have had an approximate $81,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated an impairment of oil and natural gas properties of $2,042,586 during the year ended December 31, 2015 and no impairment during the year ended December 31, 2014.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2015, the Registrant owned working interests in 118 producing wells. The Registrant had no drilling activity for the years ended December 31, 2015 and 2014.

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

ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2016, the Registrant had 30,000 outstanding limited partnership interests held of record by 1,128 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners during the years ended December 31, 2015 and 2014 were $416,621 and $1,011,826, respectively. Since inception, the Partnership has made distributions of $29,563,667, inclusive of state tax payments.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20. As a result of declines in prices for commodities, the results of our operations for 2015 may not be indicative of results in 2016 as realized prices for production may remain low or continue to decline.

Year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,
	2015	2014
Oil sales	$330,897	$598,242
Barrels produced	7,137	6,845
Average price/bbl	$46.36	$87.40

Gas sales	$482,449	$1,067,847
Mcf produced	198,570	221,612
Average price/mcf	$2.43	$4.82

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $852,743, a 51.2% decline, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Of this decline, $280,883 and $529,415 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $46.36 from $87.40 per barrel (bbl) and to $2.43 from $4.82 per thousand cubic feet (mcf) for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Also contributing to the decline in sales was $55,983 due to a lower volume of gas sold by 23,042 mcf.

These decreases were slightly offset by an increase of $13,538 due to a higher volume of oil sold by 292 bbls.

Lease operations. Lease operating expense during the year ended December 31, 2015 increased to $428,550 from $418,412 for the year ended December 31, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2015 decreased to $51,278 from $103,012 for the year ended December 31, 2014. This was due to lower overall oil and gas revenue for the year ended December 31, 2015.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2015 fell to $70,637 from $92,618 for the year ended December 31, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2015 decreased to $274,930 from $288,998 for the year ended December 31, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $2,042,586 for the year ended December 31, 2015. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the year ended December 31, 2014.

Absent significant price increases, the sustained lower oil prices experienced in 2015 will continue to impact our proved reserves adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2014 than current oil prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits, which in turn, may make it more likely that we will in the future incur impairment charges under full cost accounting.

Liquidity and Capital Resources

Cash decreased by $5,504 during the year ended December 31, 2015. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

The Partnership had reduced cash flows from operations in 2015 due to the steep decline in oil and gas prices during the year ended December 31, 2015. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$217,601	$199,580
Liabilities incurred	8,167	5,212
Liabilities reduced due to settlements and plugging and abandonments	—	(515)
Accretion expense	14,566	13,324
Balance, end of period	$240,334	$217,601

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $255,565 and $240,957 for the years ended December 31, 2015 and 2014, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $35,395 and $58,905 were allocated to the Partnership during the years ended December 31, 2015 and 2014, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2015 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2015	Position

J. Roe Buckley	53	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	55	Chief Executive Officer

Alan Clark	63	Treasurer and Controller

Dorothy M. Cuenod	55	Assistant Secretary and Director

Ruth M. Buckley	54	Assistant Secretary and Director

Julie M. Greene	52	Assistant Secretary and Director

J. Roe Buckley, age 53, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 55, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 63, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 55, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 54, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 52, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(a) Beneficial owners of more than five percent at March 30, 2016

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2015 and 2014:

	2015	2014
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$290,960	$299,862

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

ITEM 14. Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2015 and 2014 are set forth below:

	2015	2014
Audit Fees	$24,667	$25,585

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2015 and 2014

Statements of operations for the years ended December 31, 2015 and 2014

Statements of changes in partners’ capital for the years ended December 31, 2015 and 2014

Statements of cash flows for the years ended December 31, 2015 and 2014

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

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Kenneth S. Waits
Kenneth S. Waits
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Kenneth S. Waits	Chief Executive Officer	March 30, 2016
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 30, 2016

/s/ Alan Clark	Treasurer and Controller	March 30, 2016
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 30, 2016
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2016
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2016
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

As of and for the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 05-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 05-A, L.P. (Partnership) as of December 31, 2015 and 2014 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Dallas, Texas

March 30, 2016

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Cash	$24,287	$29,791
Accounts receivable, affiliate	88,565	240,597
Prepaid state taxes	5,045	4,164
Total current assets	117,897	274,552

Oil and gas properties at cost, full-cost method	30,211,543	30,196,309
Less accumulated depreciation, depletion,
amortization and impairment	(28,205,792)	(25,888,276)
	2,005,751	4,308,033

Total assets	$2,123,648	$4,582,585

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$56,624	$52,472
Total current liabilities	56,624	52,472

Asset retirement obligation	240,334	217,601

Partners' capital	1,826,690	4,312,512

Total liabilities and partners' capital	$2,123,648	$4,582,585

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenues and other income:
Oil sales	$330,897	$598,242
Gas sales	482,449	1,067,847
Interest income	—	4
Total revenues and other income	813,346	1,666,093

Expenses:
Lease operating expense	428,550	418,412
Production taxes	51,278	103,012
Administrative and general expense	70,637	92,618
Depreciation, depletion, and amortization	274,930	288,998
Cost ceiling write-down	2,042,586	—
Asset retirement obligation accretion	14,566	13,324
Total expenses	2,882,547	916,364

Net (loss) income	$(2,069,201)	$749,729

 The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2015 and 2014

Partners'
Capital

Balance at December 31, 2013	$4,574,609

Cash distributions	(1,011,826)
Net income	749,729

Balance at December 31, 2014	4,312,512

Cash distributions	(416,621)
Net loss	(2,069,201)

Balance at December 31, 2015	$1,826,690

  The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

 STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,069,201)	$749,729
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	274,930	288,998
Cost ceiling write-down	2,042,586	—
Asset retirement obligation accretion	14,566	13,324
Plugging and abandonment cost paid from asset retirement obligation	—	(1,666)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	152,032	4,642
Prepaid state taxes	(881)	—
Accounts payable, affiliate	4,152	5,091
Net cash provided by operating activities	418,184	1,060,118

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	4,713	—
Purchase and development of oil and gas properties	(11,780)	(22,844)
Net cash used in investing activities	(7,067)	(22,844)

Cash flows from financing activities:
Cash distributions to partners	(416,621)	(1,011,826)
Net cash used in financing activities	(416,621)	(1,011,826)

Net increase (decrease) in cash	(5,504)	25,448
Cash, beginning of period	29,791	4,343

Cash, end of period	$24,287	$29,791

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$8,167	$6,363

Change to property, plant and equipment related to accrual of
leaseholds	$—	$89

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

The Partnership’s sole business is the development and production of oil and gas. A substantial portion of the Partnership’s gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Partnership’s oil and gas are subject to influences such as global consumption and supply trends.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling totaling $2,042,586 for the year ended December 31, 2015. There were no cost ceiling write-downs during the year ended December 31, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$217,601	$199,580
Liabilities incurred	8,167	5,212
Liabilities reduced due to settlements and plugging and abandonments	—	(515)
Accretion expense	14,566	13,324
Balance, end of period	$240,334	$217,601

Oil and Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2015 and 2014, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2015 or 2014. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $1,956,234 and $4,256,629 at December 31, 2015 and 2014, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2015 or 2014, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $255,565 and $240,957 for the years ended December 31, 2015 and 2014, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $35,395 and $58,905 were allocated to the Partnership during the years ended December 31, 2015 and 2014, respectively.

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

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

