Form 10-Q
period 2017-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2017-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes  ☐    No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

INDEX

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$9,851	$14,000
Accounts receivable, affiliate	208,721	127,843
Prepaid state taxes	2,558	1,590
Total current assets	221,130	143,433

Oil and gas properties at cost, full-cost method	30,217,982	30,218,678
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,775,473)	(28,726,708)
	1,442,509	1,491,970

Total assets	$1,663,639	$1,635,403

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$53,954	$39,166
Total current liabilities	53,954	39,166

Asset retirement obligation	260,483	256,573

Partners' capital	1,349,202	1,339,664

Total liabilities and partners' capital	$1,663,639	$1,635,403

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$97,101	$103,252	$156,333	$143,340
Gas sales	196,139	91,539	310,712	172,077
Total revenues	293,240	194,791	467,045	315,417

Expenses:
Lease operating expense	109,753	87,332	180,813	221,361
Production taxes	20,517	12,933	30,854	19,520
Administrative and general expense	20,633	23,473	36,973	35,750
Depreciation, depletion, and amortization	26,592	42,168	45,792	76,283
Cost ceiling write-down	—	231,115	—	393,752
Asset retirement obligation accretion	3,925	3,750	7,933	7,609
Total expenses	181,420	400,771	302,365	754,275
Net income (loss)	$111,820	$(205,980)	$164,680	$(438,858)

 The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2017
(Unaudited)

Partners’ Capital

Balance at December 31, 2016	$1,339,664

Cash distributions	(155,142)

Net income	164,680

Balance at June 30, 2017	$1,349,202

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$164,680	$(438,858)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	45,792	76,283
Cost ceiling write-down	—	393,752
Asset retirement obligation accretion	7,933	7,609
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(80,878)	(65,208)
Prepaid state taxes	(968)	(2,211)
Accounts payable, affiliate	14,788	16,427
Net cash provided by (used in) operating activities	151,347	(12,206)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	286
Purchase and development of oil and gas properties	(354)	(3,446)
Net cash used in investing activities	(354)	(3,160)

Cash flows from financing activities:
Cash distributions to partners	(155,142)	(5,812)
Net cash used in financing activities	(155,142)	(5,812)

Net decrease in cash	(4,149)	(21,178)
Cash, beginning of period	14,000	24,287
Cash, end of period	$9,851	$3,109

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(4,019)	$—

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $393,752 for the six months ended June 30, 2016. There were no cost ceiling write-downs for the six months ended June 30, 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$256,573	$240,334
Liabilities incurred	3,327	1,140
Liabilities reduced due to settlements	(7,350)	—
Accretion expense	7,933	15,099
Balance, end of period	$260,483	$256,573

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

______________________

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $167,176 at June 30, 2017.

During the six months ended June 30, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $155,142 as compared to $5,812 for the six months ended June 30, 2016. Since inception, the Partnership has made distributions of $29,886,361, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Oil sales	$97,101	$103,252
Barrels produced	2,183	2,504
Average price/bbl	$44.48	$41.23

Gas sales	$196,139	$91,539
Mcf produced	70,192	49,170
Average price/mcf	$2.79	$1.86

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $98,449, a 50.5% increase, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Of this increase, $8,127 and $45,858 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $44.48 from $41.23 per barrel (bbl) and to $2.79 from $1.86 per thousand cubic feet (mcf) for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Also contributing to the increased revenue was $58,742 from a 21,022 mcf increase in the volume of gas sold.

Partially offsetting these increases was a decrease of $14,278 from a decline in the volume of oil sold by 321 bbls.

Lease operations. Lease operating expense during the three month period ended June 30, 2017 increased to $109,753 from $87,332 for the three month period ended June 30, 2016 due to more well repairs and workovers and higher pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended June 30, 2017 increased to $20,517 from $12,933 for the three month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the three month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2017 fell to $20,633 from $23,473 for the three month period ended June 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2017 decreased to $26,592 from $42,168 for the three months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization. This decrease was partially offset by an incline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $231,115 for the three months ended June 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2017.

Results of Operations

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Oil sales	$156,333	$143,340
Barrels produced	3,425	3,882
Average price/bbl	$45.64	$36.92

Gas sales	$310,712	$172,077
Mcf produced	111,530	95,474
Average price/mcf	$2.79	$1.80

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $151,628, a 48.1% increase, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Of this increase, $33,853 and $93,905 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $45.64 from $36.92 per barrel (bbl) and to $2.79 from $1.80 per thousand cubic feet (mcf) for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Also contributing to the increased revenue was $44,730 from a 16,056 mcf increase in the volume of gas sold.

Partially offsetting these increases was a decrease of $20,860 from a decline in the volume of oil sold by 457 bbls.

Lease operations. Lease operating expense during the six month period ended June 30, 2017 decreased to $180,813 from $221,361 for the six month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the six month period ended June 30, 2017 increased to $30,854 from $19,520 for the six month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the six month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2017 rose to $36,973 from $35,750 for the six month period ended June 30, 2016 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2017 decreased to $45,792 from $76,283 for the six months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization. This decrease was partially offset by an incline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $393,752 for the six months ended June 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the six months ended June 30, 2017.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $47,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended June 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

