Form 10-Q
period 2018-03-31
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2018-05-15
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$36,895	$1,967
Accounts receivable, affiliate	242,044	208,566
Prepaid state taxes	1,755	1,317
Total current assets	280,694	211,850

Oil and gas properties at cost, full-cost method	30,228,476	30,227,917
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,846,952)	(28,822,759)
	1,381,524	1,405,158

Total assets	$1,662,218	$1,617,008

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$80,085	$59,719
Total current liabilities	80,085	59,719

Asset retirement obligation	273,666	269,035
Total liabilities	353,751	328,754

Partners’ capital	1,308,467	1,288,254

Total liabilities and partners’ capital	$1,662,218	$1,617,008

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2018	2017
Revenues:
Oil sales	$212,408	$59,232
Gas sales	147,870	114,573
Total revenues	360,278	173,805

Expenses:
Lease operating expense	102,339	71,060
Production taxes	26,619	10,337
Administrative and general expense	18,610	16,340
Depreciation, depletion, and amortization	24,193	19,200
Asset retirement obligation accretion	4,224	4,008
Total expenses	175,985	120,945

Net income	$184,293	$52,860

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$1,288,254

Cash distributions	(164,080)
Net income	184,293

Balance at March 31, 2018	$1,308,467

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$184,293	$52,860
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	24,193	19,200
Asset retirement obligation accretion	4,224	4,008
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(33,478)	17,004
Prepaid state taxes	(438)	(529)
Accounts payable, affiliate	20,366	4,611
Net cash provided by operating activities	199,160	97,154

Cash flows from investing activities:
Development of oil and gas properties	(152)	(261)
Net cash used in investing activities	(152)	(261)

Cash flows from financing activities:
Cash distributions to partners	(164,080)	(105,142)
Net cash used in financing activities	(164,080)	(105,142)

Net increase (decrease) in cash	34,928	(8,249)
Cash, beginning of period	1,967	14,000
Cash, end of period	$36,895	$5,751
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$407	$—

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2017, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard. The Partnership has used the modified retrospective transition method to apply the effects of adopting this ASU, effective January 1, 2018, and has evaluated the impact of the ASU on its accounting policies, internal controls, and financial statements and related disclosures.

The Partnership has only non-operated working interests in oil and gas wells and receives monthly net revenue checks from the operator of these oil and gas wells. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and control is transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves.

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship, and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Condensed Statements of Operations.

Significant Judgments

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. MOC, rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters into the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs as a result of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

Transaction price allocated to remaining performance obligations

For the Partnership’s product sales, the Partnership has utilized the practical expedient in ASC 606 that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the operator’s sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under the Partnership’s joint operating and marketing agreements, the Partnership is entitled to consideration as production occurs at the wellhead and the value of such consideration is an estimate. Final amounts are only determined upon sale by the operator to the ultimate third-party customer, and recorded in “Accounts receivable, affiliate” in its balance sheet.

Based upon its assessments, the ASU has no effect on the timing of the Partnership’s revenue recognition or its financial position.

New Accounting Developments

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This update should be applied using a modified retrospective approach, and early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements.

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the three months ended March 31, 2018 or 2017.

4.       Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Accretion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$269,035	$256,573
Liabilities incurred	407	4,019
Liabilities reduced due to settlements	—	(7,350)
Accretion expense	4,224	15,793
Balance, end of period	$273,666	$269,035

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

In accordance with the Partnership agreement, during any calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $200,609 at March 31, 2018.

During the three months ended March 31, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $164,080 as compared to $105,142 for the three months ended March 31, 2017. Since inception, the Partnership has made distributions of $30,287,566, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Oil sales	$212,408	$59,232
Barrels produced	3,825	1,242
Average price/bbl	$55.53	$47.69

Gas sales	$147,870	$114,573
Mcf produced	56,888	41,338
Average price/mcf	$2.60	$2.77

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $186,473, a 107.3% increase, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Of this increase, $143,438 and $40,419 were due to increases in the volumes of oil and gas sold, respectively. The volumes of oil and gas sold rose by 2,583 barrels (bbls) and by 15,550 thousand cubic feet (mcf) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increases in volumes sold were due to well payouts from farm outs.

Also contributing to the increase was $9,738 due to an increase in the average price of oil sold to $55.53 from $47.69 per bbl for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Partially offsetting these increases was a decrease of $7,122 from a decline in the average price of gas sold. The average price fell to $2.60 from $2.77 per mcf for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Lease operations. Lease operating expense during the three month period ended March 31, 2018 increased to $102,339 from $71,060 for the three month period ended March 31, 2017 due to more well repairs and workovers and overhead.

Production taxes. Production taxes during the three month period ended March 31, 2018 increased to $26,619 from $10,337 for the three month period ended March 31, 2017. This was due to higher overall oil and gas revenue for the three month period ended March 31, 2018.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2017 decreased to $23,200 from $27,433 for the three months ended September 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization. This decrease was partially offset by an incline in production.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2018 rose to $18,610 from $16,340 for the three month period ended March 31, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2018 increased to $24,193 from $19,200 for the three months ended March 31, 2017 due to the rise in production.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2018, a 10% change in the price received for oil and gas production would have had an approximate $36,000 impact on revenue.

3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended March 31, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      May 15, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

