Form 10-Q
period 2018-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2018-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$6,825	$1,967
Accounts receivable, affiliate	162,559	208,566
Prepaid state taxes	2,521	1,317
Total current assets	171,905	211,850

Oil and gas properties at cost, full-cost method	30,229,104	30,227,917
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,865,040)	(28,822,759)
	1,364,064	1,405,158

Total assets	$1,535,969	$1,617,008

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$55,134	$59,719
Total current liabilities	55,134	59,719

Asset retirement obligation	277,890	269,035
Total liabilities	333,024	328,754

Partners’ capital	1,202,945	1,288,254

Total liabilities and partners’ capital	$1,535,969	$1,617,008

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$131,228	$97,101	$343,636	$156,333
Gas sales	109,045	196,139	256,915	310,712
Total revenues	240,273	293,240	600,551	467,045

Expenses:
Lease operating expense	111,160	109,753	213,499	180,813
Production taxes	16,856	20,517	43,475	30,854
Administrative and general expense	35,467	20,633	54,077	36,973
Depreciation, depletion, and amortization	18,088	26,592	42,281	45,792
Asset retirement obligation accretion	4,224	3,925	8,448	7,933
Total expenses	185,795	181,420	361,780	302,365

Net income	$54,478	$111,820	$238,771	$164,680

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$1,288,254

Cash distributions	(324,080)
Net income	238,771

Balance at June 30, 2018	$1,202,945

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$238,771	$164,680
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	42,281	45,792
Asset retirement obligation accretion	8,448	7,933
Changes in operating assets and liabilities:
Accounts receivable, affiliate	46,007	(80,878)
Prepaid state taxes	(1,204)	(968)
Accounts payable, affiliate	(4,585)	14,788
Net cash provided by operating activities	329,718	151,347

Cash flows from investing activities:
Development of oil and gas properties	(780)	(354)
Net cash used in investing activities	(780)	(354)

Cash flows from financing activities:
Cash distributions to partners	(324,080)	(155,142)
Net cash used in financing activities	(324,080)	(155,142)

Net increase (decrease) in cash	4,858	(4,149)
Cash, beginning of period	1,967	14,000
Cash, end of period	$6,825	$9,851

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$407	$(4,019)

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.       Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$269,035	$256,573
Liabilities incurred	407	4,019
Liabilities reduced due to settlements and trades	—	(7,350)
Accretion expense	8,448	15,793
Balance, end of period	$277,890	$269,035

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $116,771 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $324,080 as compared to $155,142 for the six months ended June 3. Since inception, the Partnership has made distributions of $30,447,566, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$131,228	$97,101
Barrels produced	1,965	2,183
Average price/bbl	$66.78	$44.48

Gas sales	$109,045	$196,139
Mcf produced	44,299	70,192
Average price/mcf	$2.46	$2.79

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $52,967, an 18.1% decline, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this decrease, $14,559 and $63,737 were due to declines in the volumes of oil and gas sold, respectively. The volumes of oil and gas sold fell by 218 barrels (bbls) and by 25,893 thousand cubic feet (mcf) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also contributing to the decrease was $23,357 due to a decline in the average price of gas sold to $2.46 from $2.79 per mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting these decreases was an increase of $48,686 from a rise in the average price of oil sold. The average price rose to $66.78 from $44.48 per bbl for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 increased to $111,160 from $109,753 for the three months ended June 30, 2017 due to more well repairs and workovers and overhead.

Production taxes. Production taxes during the three months ended June 30, 2018 decreased to $16,856 from $20,517 for the three months ended June 30, 2017. This was due to lower overall oil and gas revenue for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $35,467 from $20,633 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2018 decreased to $18,088 from $26,592 for the three months ended June 30, 2017 due to the decrease in production and to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$343,636	$156,333
Barrels produced	5,790	3,425
Average price/bbl	$59.35	$45.64

Gas sales	$256,915	$310,712
Mcf produced	101,187	111,530
Average price/mcf	$2.54	$2.79

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $133,506, a 28.6% increase, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this increase, $140,363 was due to a rise in the volume of oil sold. The volume of oil sold rose by 2,365 barrels (bbls) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in the volume sold was due to well payouts from farm outs.

Also contributing to the increase was $46,940 due to a rise in the average price of oil sold to $59.35 from $45.64 per bbl for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting these increases was a decrease of $27,536 from a decline in the average price of gas sold. The average price fell to $2.54 from $2.79 per thousand cubic feet (mcf) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also partially offsetting these increases was a decrease of $26,261 due to a decline in the volume of gas sold by 10,343 mcf.

Lease operations. Lease operating expense during the six months ended June 30, 2018 increased to $213,499 from $180,813 for the six months ended June 30, 2017 due to more well repairs and workovers and overhead.

Production taxes. Production taxes during the six months ended June 30, 2018 increased to $43,475 from $30,854 for the six months ended June 30, 2017. This was due to higher overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $54,077 from $36,973 for the six months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2018 decreased to $42,281 from $45,792 for the six months ended June 30, 2017 due to prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $60,000 impact on revenue.

3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

