Form 10-Q
period 2018-09-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2018-11-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$2,983	$1,967
Accounts receivable, affiliate	166,110	208,566
Prepaid state taxes	3,286	1,317
Total current assets	172,379	211,850

Oil and gas properties at cost, full-cost method	30,231,337	30,227,917
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,886,647)	(28,822,759)
	1,344,690	1,405,158

Total assets	$1,517,069	$1,617,008

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$50,919	$59,719
Total current liabilities	50,919	59,719

Asset retirement obligation	282,114	269,035
Total liabilities	333,033	328,754

Partners' capital	1,184,036	1,288,254

Total liabilities and partners' capital	$1,517,069	$1,617,008

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$140,908	$105,061	$484,544	$261,394
Gas sales	135,559	157,006	392,474	467,718
Total revenues	276,467	262,067	877,018	729,112

Expenses:
Lease operating expense	88,259	49,011	301,758	229,824
Production taxes	16,938	20,508	60,413	51,362
Administrative and general expense	14,338	16,030	68,415	53,003
Depreciation, depletion, and amortization	21,607	23,200	63,888	68,992
Asset retirement obligation accretion	4,224	3,930	12,672	11,863
Total expenses	145,366	112,679	507,146	415,044

Net income	$131,101	$149,388	$369,872	$314,068

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$1,288,254

Cash distributions	(474,090)
Net income	369,872

Balance at September 30, 2018	$1,184,036

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$369,872	$314,068
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	63,888	68,992
Asset retirement obligation accretion	12,672	11,863
Changes in operating assets and liabilities:
Accounts receivable, affiliate	42,456	(60,039)
Prepaid state taxes	(1,969)	(1,407)
Accounts payable, affiliate	(8,800)	3,453
Net cash provided by operating activities	478,119	336,930

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	1,332
Development of oil and gas properties	(3,013)	(1,426)
Net cash used in investing activities	(3,013)	(94)

Cash flows from financing activities:
Cash distributions to partners	(474,090)	(330,147)
Net cash used in financing activities	(474,090)	(330,147)

Net increase in cash	1,016	6,689
Cash, beginning of period	1,967	14,000
Cash, end of period	$2,983	$20,689
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset
retirement obligation liabilities	$407	$(3,331)

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$269,035	$256,573
Liabilities incurred	407	4,019
Liabilities reduced due to trades	—	(7,350)
Accretion expense	12,672	15,793
Balance, end of period	$282,114	$269,035

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $121,460 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $474,090 as compared to $330,147 for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $30,597,576, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$140,908	$105,061
Barrels produced	2,439	2,425
Average price/bbl	$57.77	$43.32

Gas sales	$135,559	$157,006
Mcf produced	51,569	62,101
Average price/mcf	$2.63	$2.53

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $14,400, a 5.5% increase, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this increase, $35,038 and $6,238 were due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $57.77 from $43.32 per barrel (bbl) and to $2.63 from $2.53 per thousand cubic feet (mcf) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Also contributing to the higher revenue was $809 from an increase in the volume of oil sold by 14 bbls.

Partially offsetting these increases was a decrease of $27,685 from a decline in the volume of gas sold. The volume of gas sold fell by 10,532 mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 increased to $88,259 from $49,011 for the three months ended September 30, 2017 due to more well repairs and workovers and overhead.

Production taxes. Production taxes during the three months ended September 30, 2018 decreased to $16,938 from $20,508 for the three months ended September 30, 2017. This was due to production tax credits for the three months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2018 fell to $14,338 from $16,030 for the three months ended September 30, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased to $21,607 from $23,200 for the three months ended September 30, 2017 due to the overall decrease in production and to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$484,544	$261,394
Barrels produced	8,229	5,850
Average price/bbl	$58.88	$44.68

Gas sales	$392,474	$467,718
Mcf produced	152,756	173,631
Average price/mcf	$2.57	$2.69

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $147,906, a 20.3% increase, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this increase, $140,081 was due to an increase in the volume of oil sold. The volume of oil sold rose by 2,379 barrels (bbls) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in the volume sold was due to well payouts from farm outs.

Also contributing to the increase was $83,069 due to a rise in the average price of oil sold to $58.88 from $44.68 per bbl for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Partially offsetting these increases was a decrease of $53,634 due to a decline in the volume of gas sold by 20,875 thousand cubic feet (mcf).

Also partially offsetting the increases was a decrease of $21,610 from a decline in the average price of gas sold. The average price fell to $2.57 from $2.69 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 increased to $301,758 from $229,824 for the nine months ended September 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 increased to $60,413 from $51,362 for the nine months ended September 30, 2017. This was due to higher overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 rose to $68,415 from $53,003 for the nine months ended September 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $63,888 from $68,992 for the nine months ended September 30, 2017 due to prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $88,000 impact on revenue.

3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:    November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

