Form 10-Q
period 2019-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2019-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.

Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$2,973	$6,713
Accounts receivable, affiliate	139,189	171,315
Prepaid state taxes	3,599	2,296
Total current assets	145,761	180,324

Oil and gas properties at cost, full-cost method	30,248,046	30,239,172
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,943,709)	(28,905,688)
	1,304,337	1,333,484

Total assets	$1,450,098	$1,513,808

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$44,912	$56,347
Total current liabilities	44,912	56,347

Asset retirement obligation	297,898	286,811
Total liabilities	342,810	343,158

Partners' capital	1,107,288	1,170,650

Total liabilities and partners' capital	$1,450,098	$1,513,808

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$158,637	$131,228	$329,451	$343,636
Gas sales	74,295	109,045	201,604	256,915
Total revenues	232,932	240,273	531,055	600,551

Expenses:
Lease operating expense	90,874	111,160	183,801	213,499
Production taxes	17,009	16,856	36,943	43,475
Administrative and general expense	24,512	35,467	50,482	54,077
Depreciation, depletion, and amortization	18,404	18,088	38,021	42,281
Asset retirement obligation accretion	4,563	4,224	9,099	8,448
Total expenses	155,362	185,795	318,346	361,780

Net income	$77,570	$54,478	$212,709	$238,771

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2019
(Unaudited)

Partners’ Capital
Balance at December 31, 2018	$1,170,650

Cash distributions	(276,071)
Net income	212,709

Balance at June 30, 2019	$1,107,288

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$212,709	$238,771
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	38,021	42,281
Asset retirement obligation accretion	9,099	8,448
Changes in operating assets and liabilities:
Accounts receivable, affiliate	32,126	46,007
Prepaid state taxes	(1,303)	(1,204)
Accounts payable, affiliate	(13,045)	(4,585)
Net cash provided by operating activities	277,607	329,718

Cash flows from investing activities:
Development of oil and gas properties	(5,276)	(780)
Net cash used in investing activities	(5,276)	(780)

Cash flows from financing activities:
Cash distributions to partners	(276,071)	(324,080)
Net cash used in financing activities	(276,071)	(324,080)

Net (decrease) increase in cash	(3,740)	4,858
Cash, beginning of period	6,713	1,967
Cash, end of period	$2,973	$6,825

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset
retirement obligation liabilities	$1,988	$407
Changes to oil and gas property additions included in accounts payable, affiliate	$1,610	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2019 or 2018.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$286,811	$269,035
Liabilities incurred	1,988	873
Accretion expense	9,099	16,903
Balance, end of period	$297,898	$286,811

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $100,849 at June 30, 2019.

During the six months ended June 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $276,071 as compared to $324,080 for the six months ended June 30, 2018. Since inception, the Partnership has made distributions of $31,020,402, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
Oil sales	$158,637	$131,228
Barrels produced	2,792	1,965
Average price/bbl	$56.82	$66.78

Gas sales	$74,295	$109,045
Mcf produced	49,792	44,299
Average price/mcf	$1.49	$2.46

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $7,341, a 3.1% decrease, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Of this decrease, $19,580 and $42,946 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $56.82 from $66.78 per barrel (bbl) and to $1.49 from $2.46 per thousand cubic feet (mcf) for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Partially offsetting the lower revenue were $46,989 and $8,196 from increases in the volumes of oil and gas sold, respectively, by 827 bbls and 5,493 mcf for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was principally due to farmout reversions.

Lease operations. Lease operating expense during the three months ended June 30, 2019 decreased to $90,874 from $111,160 for the three months ended June 30, 2018 due to fewer well repairs and workovers and overhead.

Production taxes. Production taxes increased to $17,009 for the three months ended June 30, 2019 from $16,856 for the three months ended June 30, 2018. This was due to production tax credits received for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2019 fell to $24,512 from $35,467 for the three months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2019 increased to $18,404 from $18,088 for the three months ended June 30, 2018 due to the overall increase in production.

Results of Operations

For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Oil sales	$329,451	$343,636
Barrels produced	6,441	5,790
Average price/bbl	$51.15	$59.35

Gas sales	$201,604	$256,915
Mcf produced	100,014	101,187
Average price/mcf	$2.02	$2.54

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $69,496, an 11.6% decrease, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Of this decrease, $47,483 and $52,947 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $51.15 from $59.35 per barrel (bbl) and to $2.02 from $2.54 per thousand cubic feet (mcf) for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Also contributing to the lower revenue was $2,364 from a decrease in the volume of gas sold by 1,173 mcf for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Partially offsetting the lower revenue was $33,298 from an increase in the volume of oil sold by 651 bbls for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was principally due to farmout reversions.

Lease operations. Lease operating expense during the six months ended June 30, 2019 decreased to $183,801 from $213,499 for the six months ended June 30, 2018 due to fewer well repairs and workovers and overhead.

Production taxes. Production taxes decreased to $36,943 for the six months ended June 30, 2019 from $43,475 for the six months ended June 30, 2018. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2019 fell to $50,482 from $54,077 for the six months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2019 decreased to $38,021 from $42,281 for the six months ended June 30, 2018 due to the overall decrease in production and to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

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

2.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $53,000 impact on revenue.

3.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended June 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

