Form 10-Q
period 2020-06-30
MEWBOURNE ENERGY PARTNERS 05-A LP
filed 2020-08-14
CIK 1282723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-113340-01

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Delaware	20-2306210
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:	(903) 561-2900

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

Part I - Financial Information

Item 1.

Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash	$2,010	$3,997
Accounts receivable, affiliate	52,461	124,541
Prepaid state taxes	2,296	1,614
Total current assets	56,767	130,152

Oil and gas properties at cost, full-cost method	30,259,361	30,248,618
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(29,142,428)	(29,111,450)
	1,116,933	1,137,168

Total assets	$1,173,700	$1,267,320

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$88,042	$37,407
Total current liabilities	88,042	37,407

Asset retirement obligation	322,446	308,010
Total liabilities	410,488	345,417

Partners' capital	763,212	921,903

Total liabilities and partners' capital	$1,173,700	$1,267,320

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$41,892	$158,637	$135,183	$329,451
Gas sales	37,156	74,295	74,644	201,604
Total revenues	79,048	232,932	209,827	531,055

Expenses:
Lease operating expense	82,482	90,874	200,550	183,801
Production taxes	5,268	17,009	13,953	36,943
Administrative and general expense	16,429	24,512	47,346	50,482
Depreciation, depletion, and amortization	18,360	18,404	30,978	38,021
Asset retirement obligation accretion	7,977	4,563	9,760	9,099
Total expenses	130,516	155,362	302,587	318,346

Net (loss) income	$(51,468)	$77,570	$(92,760)	$212,709

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Beginning balance	$826,680	$1,169,718	$921,903	$1,170,650

Cash distributions	(12,000)	(140,000)	(65,931)	(276,071)
Net (loss) income	(51,468)	77,570	(92,760)	212,709

Ending balance	$763,212	$1,107,288	$763,212	$1,107,288

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(92,760)	$212,709
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	30,978	38,021
Asset retirement obligation accretion	9,760	9,099
Changes in operating assets and liabilities:
Accounts receivable, affiliate	72,080	32,126
Prepaid state taxes	(682)	(1,303)
Accounts payable, affiliate	50,320	(13,045)
Net cash provided by operating activities	69,696	277,607

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	153	—
Development of oil and gas properties	(5,905)	(5,276)
Net cash used in investing activities	(5,752)	(5,276)

Cash flows from financing activities:
Cash distributions to partners	(65,931)	(276,071)
Net cash used in financing activities	(65,931)	(276,071)

Net decrease in cash	(1,987)	(3,740)
Cash, beginning of period	3,997	6,713

Cash, end of period	$2,010	$2,973

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset
retirement obligation liabilities	$4,676	$1,988

Changes to oil and gas properties included in accounts payable, affiliate	$315	$1,610

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 05-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.

Description of Business

Mewbourne Energy Partners 05-A, L.P. (the "Registrant" or the "Partnership"), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 14, 2005. During 2007, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation ("MD"), a Delaware Corporation, has been appointed as the Partnership's managing general partner. MD has no significant equity interest in the Partnership.

2.

Summary of Significant Accounting Policies

Reference is hereby made to the Registrant's Annual Report on Form 10-K for 2019, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. In preparing these financial statements, the Partnership has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2020 or 2019.

7

3.

Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability ("ARO") for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology. The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$308,010	$286,811
Liabilities incurred	4,714	2,963
Liabilities reduced due to settlements	(38)	(7)
Accretion expense	9,760	18,243
Balance, end of period	$322,446	$308,010

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

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

6.

COVID-19

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the second quarter, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and gas properties. These revenue and production declines have had a material adverse impact on the results of operations and cash flows and have impacted the Partnership’s ability to meet its obligations and make partner distributions. Accordingly, there is substantial doubt about the Partnership's ability to continue as a going concern. The current economic downturn has resulted in limited cash resources and negative working capital of $31,275 as of June 30, 2020. Consequently, as of June 30, 2020, the Partnership is being carried by the operator and has obtained a letter of support from the operator that it will continue to provide such support to the Partnership if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and gas property write-downs. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 05-A, L.P. was formed February 14, 2005, with total investor contributions of $30,000,000. During 2007, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the second quarter this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and gas properties. These revenue and production declines have had a material adverse impact on the results of operations and cash flows and have impacted the Partnership’s ability to meet its obligations and make partner distributions. Accordingly, there is substantial doubt about the Partnership's ability to continue as a going concern. The current economic downturn has resulted in limited cash resources and negative working capital of $31,275 as of June 30, 2020. Consequently, as of June 30, 2020, the Partnership is being carried by the operator and has obtained a letter of support from the operator that it will continue to provide such support to the Partnership if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

During the six months ended June 30, 2020, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $65,931 as compared to $276,071 for the six months ended June 30, 2019. Since inception, the Partnership has made distributions of $31,339,401, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019
Oil sales	$41,892	$158,637
Barrels produced	2,029	2,792
Average price/bbl	$20.65	$56.82

Gas sales	$37,156	$74,295
Mcf produced	41,751	49,792
Average price/mcf	$0.89	$1.49

Oil and gas revenues. Oil and gas sales fell by $153,884 a 66.1% decrease, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Of this decrease, $100,992 and $29,983 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $20.65 from $56.82 per barrel (bbl) and to $0.89 from $1.49 per thousand cubic feet (mcf) for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Also contributing to the lower revenue were $15,753 and $7,156 from decreases in the volumes of oil and gas sold, respectively, by 763 bbls and 8,041 mcf for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the three months ended June 30, 2020 decreased to $82,482 from $90,874 for the three months ended June 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $5,268 for the three months ended June 30, 2020 from $17,009 for the three months ended June 30, 2019. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2020 fell to $16,429 from $24,512 for the three months ended June 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2020 decreased to $18,360 from $18,404 for the three months ended June 30, 2019 due to the overall decline in production. Based on pricing and current estimates, it is reasonably possible there could be cost ceiling write-downs in the future.

Results of Operations

For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019
Oil sales	$135,183	$329,451
Barrels produced	4,099	6,441
Average price/bbl	$32.98	$51.15

Gas sales	$74,644	$201,604
Mcf produced	77,938	100,014
Average price/mcf	$0.96	$2.02

Oil and gas revenues. Oil and gas sales fell by $321,228 a 60.5% decrease, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Of this decrease, $117,030 and $105,817 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $32.98 from $51.15 per barrel (bbl) and to $0.96 from $2.02 per thousand cubic feet (mcf) for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Also contributing to the lower revenue were $77,238 and $21,143 from decreases in the volumes of oil and gas sold, respectively, by 2,342 bbls and 22,076 mcf for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the six months ended June 30, 2020 increased to $200,550 from $183,801 for the six months ended June 30, 2019 due to more well repairs and workovers.

Production taxes. Production taxes decreased to $13,953 for the six months ended June 30, 2020 from $36,943 for the six months ended June 30, 2019. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2020 fell to $47,346 from $50,482 for the six months ended June 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2020 decreased to $30,978 from $38,021 for the six months ended June 30, 2019 due to the overall decline in production.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

1.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership's results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership's results of operations. For the six months ended June 30, 2020, a 10% change in the price received for oil and gas production would have had an approximate $21,000 impact on revenue.

3.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. For the quarter ended June 30, 2020, there have been no changes in MD's internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 05-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2020

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

